Form 10QSB
period 2006-09-30
Omega United Inc
filed 2006-11-09
CIK 1354027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-50983

OMEGA UNITED, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0005846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

733 W. Montgomery Spokane, Washington	99205
(Address of principal executive offices)	(Zip Code)

(509) 993-3211
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,880,500

OMEGA UNITED, INC.

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Registration Statement on Form 10SB12G previously filed with the Commission on July 14, 2006, and subsequent amendments made thereto.

Omega United, Inc.

(A Development Stage Company)

Balance Sheet

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$24,395	$1,386

TOTAL CURRENT ASSETS	24,395	1,386

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $1,031 and $516 respectively	1,480	1,119

TOTAL ASSETS	$25,876	$2,505

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Due to stockholder	—	—

TOTAL CURRENT LIABILITIES	—	—

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 25,000,000 shares
authorized, 6,880,500 and 5,320,500 shares issued
and outstanding at 2006 and 2005 respectively	6,881	5,321
Additional paid-in capital	47,025	10,084
Deficit accumulated during development stage	(28,029)	(12,900)

TOTAL STOCKHOLDERS’ EQUITY	25,876	2,505

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,876	$2,505

The accompanying notes are an integral part of these financial statements.

Omega United, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Cumulative from
	Three Months Ended		Nine Months Ended		June 3, 1998
	September 30,		September 30,		(Inception) to
	2006	2005	2006	2005	September 30, 2006

REVENUE, net	$—	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative expenses	6,061	170	15,130	2,843	28,029

TOTAL OPERATING EXPENSES	6,061	170	15,130	2,843	28,029

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,061)	(170)	(15,130)	(2,843)	(28,029)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(6,061)	$(170)	$(15,130)	$(2,843)	$(28,029)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	6,880,500	5,320,500	6,880,500	5,320,500

The accompanying notes are an integral part of these financial statements.

Omega United, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Cumulative from
	Nine Months Ended		June 3, 1998
	September 30,		(Inception) to
	2006	2005	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,130)	$(2,843)	$(28,029)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of shares for services rendered	—	—	5,405
Depreciation	516	206	1,031
Changes in assets and liabilities:
Due to stockholder	—	(178)	—
Net cash used in operating activities	(14,614)	(2,815)	(21,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	38,500	—	48,500
Net cash provided by financing activities	38,500	—	48,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(876)	—	(2,511)
Net cash used by investing activities	(876)	—	(2,511)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	23,009	(2,815)	24,395

CASH AND CASH EQUIVALENTS, Beginning of period	1,386	4,561	—

CASH AND CASH EQUIVALENTS, End of period	$24,395	$1,747	$24,395

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006

NOTE 1 - ORGANIZATION

Organization and Line of Business

Omega United, Inc. (the “Company”) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7 and was incorporated under the laws of the State of Nevada on June 3, 1998. The Company has a December 31 year end.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

Management intends to raise financing through private equity financing or other means and interests that it deems necessary.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Fair Value of Financial Instruments

The estimated fair values of cash, property and equipment and due to stockholder, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

Property and Equipment

Property, and equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets. Expenditure for maintenance and repairs, which does not improve or extend the expected useful life of the assets, is expensed to operations while major repairs are capitalized. Depreciation expense is included in general and administrative expenses on the statement of operations.

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006

The estimated useful lives are as follows:

Computer equipment	3 years
Furniture & Fixture	5 years
Office equipment	5 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations and comprehensive income.

Concentration of Credit Risk

The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company will extend credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company will monitor its exposure for credit losses and maintains allowances for anticipated losses, if required.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the nine months ended September 30, 2006 and 2005.

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2006, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Stock-Based Compensation

In March 2004, the FASB issued a proposed statement, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the grant-date fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006

However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative.

As permitted by SFAS No. 123, for 2005, the Company accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Effective January 1, 2006, we have adopted SFAS No. 123(R)’s fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123(R)’s fair value method may have a significant impact on the Company’s results of operations as we are required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) permits public companies to adopt its requirements using either the “modified prospective” method or the “modified retrospective” method. The Company adopted SFAS No. 123(R) using the modified prospective method. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim periods that begin after June 15, 2005. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Segment Reporting

Based on the Company’s integration and management strategies, the Company operated in a single business segment. For the nine months ended September 30, 2006 and 2005, the Company had no revenue.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.

The Company may receive upfront fees from third parties who solicit the services of the Company as a booking agent. The upfront fees may be either nonrefundable, or refundable based upon the contractual arrangement. The upfront fees are recorded as deferred revenues when received, and recorded as earned when the entertainer completes the agreed-upon performance. If the event is cancelled and the upfront fee is refundable, the revenue is neither fixed or determinable until the cancellation privileges lapse. If the performance is cancelled and the fee is refunded, no revenue is recognized. If the performance is cancelled and the fee is non-refundable, the revenue is recognized upon cancellation.

New Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company’s overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (“ SFAS No. 151”). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67” (“SFAS 152”) SFAS 152 amends SFAS No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in

AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SFAS 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company’s overall results of operations or financial position since the Company does not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15,

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006

2005. This pronouncement is effective for the Company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In May, 2005, The FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

In February, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements”. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March, 2006 FASB issued SFAS 156 “Accounting For Servicing of Financial Assets” this Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities.
4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006

5.

Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Management believes that this statement will not have a significant impact on the financial statements.

NOTE 3 - STOCKHOLDERS’ EQUITY

During the initial period from June 3, 1998 through December 31, 1998, the company issued 4,200,000 shares of its common stock valued at par value, or $4,200 which represented its par value on the date of issuance.

During the year ended December 31, 2003 the Company issued 120,500 shares of its common stock valued at par value, or $1,205, which represented its par value on the on the date of issuance.

On February 4, 2004, the Company issued 1,000,000 shares of its $.001 par value common stock to Kendall Clark, an officer and director, in exchange for cash in the amount of $10,000. At the time of the issuance, the Company had established its corporate framework, had issued its’ founders shares, and had begun to pursue its’ planned operations. SFAS 123, does not specify the measurement date for share-based payment transactions with nonemployees for which the measure of the cost of goods acquired or services received is based on the fair value of the equity instruments issued. EITF Issue No., 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,”establishes criteria for determining the measurement date for equity instruments issued in share-based payment transactions with nonemployees. EITF 96-18 states that the issuer should measure the fair value of the equity instruments using the stock price and other measurement assumptions as of the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or the date at which the counterparty’s performance is complete. The Company has determined that the measurement date of the transaction was the date of issue. At the issue date, the Company’s shares were not publicly traded, therefore there was no established market price, and there were no bid or asked price, and there had been no initial public offering upon which to determine “fair market value.” Since none of the foregoing measurements were available to determine “fair market value,” the Company’s Board of Directors determined, based on good faith, that the fair market value on the measurement date was $.01 per share.

On January 26, 2006, the Company closed a public offering under Regulation D of Rule 504 of the Securities and Exchange Commission. The Company raised a total of $39,000 from twenty-three subscribers totaling 1,560,000 shares common stock.

As of September 30, 2006, there have been no further issuances of common stock.

NOTE 4 – INCOME TAXES

The Company has a net operating loss of approximately $12,900 which will expire starting in 2019. The Company has provided a valuation allowance for this deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.

Management’s Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Omega United, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Omega’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as,  ”believes,”  ”expects,” “intends,”  ”plans,”  ”anticipates,”  ”estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management’s Discussion

We were incorporated in the State of Nevada on June 3, 1998. We are a development stage company. To date, our efforts have focused primarily on the execution of our business plan, which include the following activities:

1.	Formation of the company and obtaining start-up capital;
2.	Obtaining capital through sales of our common stock;
3.	Developing our corporate hierarchy, including naming directors to our board, appointing our executive officers and setting forth a business plan;
4.	Drafting Vendor Agreements;
5.	Identifying and entering into Vendor Agreements with performers; and
6.	Establishing a website at http://www.omegaeventplanning.com.

We are an early stage company with limited operations. In our initial operating period from inception to September 30, 2006, we generated no revenues, while incurring $28,029 in expenses incurred in pursuit of our business objectives. This resulted in a cumulative net loss of $28,029 for the period, which was attributable to general and administrative expenses related to the costs of start-up operations. Our start-up costs from inception to September 30, 2006 include the following:

Account	Amount

General and administrative:
(office supplies, utilities, dues and subscriptions, transfer agent fees, marketing expenditures, etc.)	$13,874
Accounting fees	$7,557
Legal and professional fees	$5,567
Computer Equipment	$2,512
Depreciation	$1,031

No development related expenses have been or will be paid to our affiliates.

Generating sales in the next six to 12 months is important to support our business. However, we cannot guarantee that we will generate such growth. We entered into one non-exclusive vendor agreement with a musical act on April 25, 2006. In accordance with this agreement, we have listed the entertainer in our booking system and have provided the vendor with the ability to publish content on our website. We are currently awaiting information from the vendor with which to update our website. No events for this entertainer have been reserved through Omega United. Resultantly, we have not generated any revenues in relation to this vendor agreement.

As of September 30, 2006, we had $24,396 in cash on hand, which we believe will be sufficient to continue our operations for the next at least twelve months. However, if our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next nine to 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this registration statement. If our business fails, our investors may face a complete loss of their investment.

At the time of incorporation, we had limited to no operations and no funds with which to finance our operations. In consideration of this dilemma, we sought investment from third-parties. As a result, since our incorporation, we have raised capital through private sales of our common equity, as follows:

1.	In June 1998, we issued 4,200,000 shares of our common stock to Shelly Clark, our current President and director, in exchange for services performed valued at $4,200.

2.

In June 2003, we sold 120,500 shares of our common stock to Legend Advisory Corporation, a non-affiliated shareholder, for services rendered in the amount of $1,205, related specifically to the incorporation of our corporate entity and preparation of our corporate documentation.

3.	In February 2004, we issued 1,000,000 shares of our common stock to Kendall Clark, our Secretary, Treasurer and director, in exchange for cash in the amount of $10,000.

4.	On January 26, 2006, we sold an aggregate of 1,560,000 shares of our common stock in an offering made under Regulation D, Rule 504 to 23 individuals, for cash in the amount of $39,000.

Our officers and directors do not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We do not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by these individuals.

We have not paid for expenses on behalf of any of our directors. Additionally, we believe that this fact shall not materially change.

Plan of Operation

In January 2006, we completed an offering of our equity securities, whereby we sold an aggregate of 1,560,000 shares of our common equity for total cash proceeds of $39,000. We believe that these funds will be sufficient to satisfy our start-up and operating requirements for the next 12 months. The table below sets forth the anticipated use of funds for the elements of our business plan that constitute top priorities and the amount expended as of September 30, 2006.

	Amount	Amount	Estimated
	Allocated	Expended	Completion

Website development and maintenance	$5,560	$3,600	Ongoing
Marketing	$5,000	$1,383	Ongoing
Office supplies	$1,000	$32	Use as needed
Computer hardware and software	$3,000	$423	Ongoing
Accounting fees	$7,350	$1,977	Recurring
Legal and professional fees	$7,000	$4,567	Use as needed
General working capital	$5,000	$706	Use as needed
SEC reporting expenses	$4,500	$1,817	Use as needed

Our management believes that establishing our brand name is imperative to our ability to continue as a going concern. Establishing our presence on the Internet is critical to reaching a broad consumer base. We have published a website at www.omegaeventplanning.com. We have allocated $5,560 toward the development and maintenance of our website. As we enter into additional agreements with vendors to advertise through our service, we will update the website to display more information about our services and the vendors we represent. The website serves as our primary method of generating sales. We expect to continuously upgrade and refine the site, as we deem necessary and as our funds permit.

Our management anticipates that we will need to enter into relationships with between 10 to 20 vendors in order to establish a viable base of operations. However, this estimate assumes that our level of expenditures remains relatively constant. In addition, we cannot accurately predict the amount of revenues this number of artists would generate for us, since the popularity, availability and booking rates varies across all performers, as well as with each individually.

In order to attract our projected target of 10-20 vendors, we believe we will need to identify potential artists through Internet searches, personal recommendations and attending performances. These activities are expected to require minimal capital resources, if any at all. We also plan to utilize Internet marketing to advertise our website, and resultantly our services, to target entertainers and consumers across the United States. For a fee, we will submit our web site and various terms to describe our site with web portals such as Yahoo! or Google. Our management estimates that it will cost approximately $300 to $400 per month to achieve favorable search engine placement. However, this is only an estimate made by our management, we have not yet contacted any company regarding search engine placement or received definitive pricing quotes. We have allocated up to $5,000 of the proceeds raised in the private placement to finance our marketing activities for the next 12 months. To date, we do have spent a total of $1,383 to develop an Internet marketing campaign. However, we have not yet implemented any, and have no, marketing strategies in effect.

We have budgeted $5,000 as general working capital for non-specific uses. We believe that these funds will allows us to cover costs that are as yet unforeseen and to take advantage of opportunities that may arise in the course of our business.

We expect to incur approximately $4,500 in expenses related to being a public reporting company. Although, our officers and directors have no specific experience managing a public company, we believe these funds will be sufficient to maintain our status as a reporting company with the SEC. Our officers and directors recognize that we are required to continuously file reports with the SEC and any exchange we may be listed on, and understand the resultant increased costs of being a public reporting company.

As of September 30, 2006, we had $24,396 in working capital. This amount, management believes, will be sufficient to satisfy our cash requirements without a need to raise additional funds in the next nine to 12 months. We cannot predict the stability of current or projected overhead or that we will generate sufficient revenues to maintain our operations without the need for additional capital. If we do not generate sufficient cash flow to support our operations over the next 12 months, or if our overhead increases substantially, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

As of the date of the registration statement, we have no plans to perform any product research and development in the near term. There are no expected purchases of plant or significant equipment. Also, there are no plans to hire additional personnel in the near term.

Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our size prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II – OTHER INFORMATION

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation filed June 3, 1998 *

(b) By-Laws adopted June 8, 1998 *

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company’s Registration Statement on Form 10SB12G previously filed with the SEC on July 14, 2006, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMEGA UNITED, INC.
(Registrant)

Signature	Title	Date

/s/ Shelley Clark	President and	November 8, 2006
Shelley Clark	Chief Executive Officer

/s/ Kendall Clark	Secretary/Treasurer and	November 8, 2006
Kendall Clark	Chief Financial Officer