Form 10KSB
period 2006-12-31
Omega United Inc
filed 2007-02-22
CIK 1354027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 000-52137

OMEGA UNITED, INC.
(Name of small business issuer in its charter)

Nevada	27-0005846
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

733 W. Montgomery Spokane, WA	99205
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (509) 993-3211

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

________
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [   ]

The issuer's revenue for its most recent fiscal year was $0.

The Company’s common stock is listed on the Pink Sheets under the stock ticker symbol “OMGU”.  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $39,000 as of December 31, 2006.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2006 was 6,880,500.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, OMGU’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on June 3, 1998.  In our initial operating period from inception to December 30, 2006, we generated revenues of $0, while incurring $30,832 in expenses.  This resulted in a cumulative net loss of $30,832 for the period.  The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations and depreciation expense.  No development related expenses have been or will be paid to our affiliates.

We are attempting to implement our business plan, to which effect we have:

1.

Finalized Vendor Agreements with which to contact entertainers;

2.

Promoted our existence and initiated contact with entertainers;

3.

Identified and entered into a Vendor Agreement with a performer; and

4.

Establishing a website at www.omegaeventplanning.com.

Our administrative office is located at 733 W. Montgomery, Spokane, Washington  99205, telephone (509) 993-3211.

OMGU's fiscal year end is December 31.

Business of Issuer

Principal Services

We are an online entertainment booking service.  Prior to the advent of the Internet, there were essentially only two ways for the average person to locate entertainment services: 1) word of mouth and 2) the phone book.  As the Internet gained popularity, more and more people went online in search of this information; however, this information tended to be fragmented.  To address this problem, we created an online booking system that will serve to organize the fragmented marketplace of musicians and entertainers.  Our operations are currently focused in the State of Washington.

Omega United acts as a liaison between live entertainment and the people who hire them.  In the event a performer desires listing in our service, we will enter into a non-exclusive vendor agreement.  Our vendor agreements are perpetual in term, but may be terminated by either party with 30 days written notice.  There are no provisions in our vendor agreements granting us ownership rights to any property, either intellectual or real, created, purchased or otherwise owned by the entertainers.  The vendor agreements do not give us the right to act as an agent for entertainers, and resultantly we cannot enter into any contracts or make payments on behalf of the entertainers.

We collect a commission fee each time we broker a transaction between a provider and buyer of entertainment services.  Commissions are fixed at 10% of the price of the services provided.  We will collect our fee from the seller upon the completion of the services contracted for.  We currently have one non-exclusive vendor agreement in place.  However, no bookings have been made through our system, to date, and thus, have not generated any commissions.

Distribution Methods of the Products

We have established a web site at www.omegaeventplanning.com.  This site is the base of our operations, the principal method through which we market, sell and disseminate our services.  Substantially all of our revenues are expected to be realized from our on-line operations.  We intend to identify artists and entertainers through Internet searches, personal recommendations and attending performances.  Our ultimate goal is to utilize the reach of the Internet to target entertainers and consumers across the United States.

We anticipate that web traffic to come from search engines like Yahoo, Google and MSN.  Search engines direct users to sites based on keywords.  We will strive to achieve favorable positioning for keywords including “entertainment,” “booking,” “music,” “musician,” “event” and “planning.”  We intend to accomplish this by optimizing our code and utilizing search-engine submission software like Submit-It, which recommends possible keywords to increase the relevance of our search terms and possibly achieve more favorable placement on search engines.

In addition to our Internet marketing scheme, we plan to attend live performances in-person to generate brand awareness and to initiate contact with performers.  We have discussed our services with various entertainers, as well as the management of performance venues in the Spokane, Washington area.  We believe we have laid the ground-work to make industry participants aware of our existence.  However, our preliminary discussions have not materialized into formal negotiations, and, resultantly, no additional vendor agreements have been entered into.

Industry background and competition

Most of our competitors are significantly larger and have substantially greater financial, technical, marketing and other resources, as well as significantly greater name recognition and more traffic to their web sites.  In addition, many of our competitors have well-established relationships with entertainers in a broader geographical area.  It is possible that new competitors or alliances among competitors will emerge in the future.  Our expected competitors may be able to secure relationships with entertainers on more favorable terms and adopt more aggressive pricing policies than we may be able to do.  There can be no assurance that we will be able to compete successfully against present or future competitors or that competitive pressures will not force us to cease our operations.

Omega United, Inc.’s largest competitor is GigMasters. - a leading music booking agent and music promotion, entertainment and talent agency.  Their website, http://www.gigmasters.com/, reaches customers and clients in North America  and Canada.  Other competitors are:  JL Entertainment, who provides bookings for more well-known performers;  Tapley Entertainment, which provides professional and talented artists avaialable for bookings at corporate events, trade shows, parties, conferences, or other special events; and Mark Sonder Productions, offering headline music/entertainment/speaker listings to fit any budget.

Our competitors have longer operating histories, longer client relationships and greater financial, management, sales, marketing and other resources.  Competition depends to a large extent on clients' perception of the quality and effectiveness of our services and those of our competitors.  To the extent we lose clients to our competitors because of dissatisfaction our customer service, or if our reputation is adversely impacted for any other reason, our future ability to attract customers will be reduced.

Employees

Omega United, Inc. presently has no employees.  Instead, we presently rely on the efforts of our President and executive officer, Ms. Shelley Clark.  We believe that our operations are currently on a small scale that is manageable by this individual on a part-time basis.

Reports to Security Holders

(1)

Omega United, Inc. will furnish shareholders with annual financial reports certified by Omega United's independent accountants.

(2)

Omega United, Inc.  intends to become a reporting issuer with the Securities and Exchange Commission.  Omega United will file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

(3)

You may read and copy any materials Omega United, Inc. will file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20002.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site (http://www.sec.gov).

Risk Factors

Limited Operating History.

Omega was formed on June 3, 1998.  We have little, if any, operating history on which you may be able to evaluate our business and prospects.  Our prospectus must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  We cannot guarantee that we will be successful in accomplishing our objective.

Competition

Most of our competitors are significantly larger and have substantially greater financial, technical, marketing and other resources, as well as significantly greater name recognition and more traffic to their web sites.  In addition, many of our competitors have well-established relationships with entertainers in a broader geographical area.  It is possible that new competitors or alliances among competitors will emerge in the future.  Our expected competitors may be able to secure relationships with entertainers on more favorable terms and adopt more aggressive pricing policies.  There can be no assurance that we will be able to compete successfully against present or future competitors or that competitive pressures will not force us to cease our operations.

Seasonality

We expect to experience seasonal fluctuations in our revenues.  These seasonal patterns will cause quarterly fluctuations in our operating results.  In particular, we expect that the fourth quarter will account for a large percentage of our total annual sales as compared with the remainder of the year.  In the future, our seasonal sales patterns may become more pronounced, may strain our activities and may cause a shortfall in revenues as compared to expenses in a given period.

Web Site Capacity Constraints

A key element of our strategy is to generate a high volume of traffic to, and use of, our web site.  Accordingly, the satisfactory performance, reliability and availability of our web site, transaction-processing systems and network infrastructure will be critical to our reputation and ability to attract and retain customers and maintain adequate customer service levels.  Our revenue depends upon the number of visitors to our web site and the volume of transactions effected through it.  Any system interruptions that result in the unavailability of  our web site would reduce the attractiveness of our product offerings.  Any substantial increase in the volume of traffic on our web site or the number of orders placed by customers will require that we expand and upgrade our technology, transaction-processing systems and network infrastructure.  We may not be able to accurately project the rate or timing of increases, if any, in the use of our web site or timely expand and upgrade its technology, transaction-processing systems and network infrastructure.

Secure Transmittal of Confidential Information

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks.  We intend to rely upon encryption and authentication technology licensed from third parties to effect the secure transmission of confidential information, such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other events may result in a compromise or breach of the systems that we use to protect customer transaction data. A party who is able to circumvent such security measures may misappropriate proprietary information or customers' personal data such as credit card numbers, and could interrupt our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by these breaches. In addition, security breaches may damage our reputation.

Control by Principal Stockholders, Officers and Directors

Our directors and executive officers and their affiliates beneficially own 97.74% of the outstanding common stock.  As a result of such ownership, investors will have no control over matters requiring approval by our security holders, including the election of directors.  Such concentrated control may also make it difficult for investors to receive a premium for their shares of our common stock in the event we enter into transactions which require stockholder approval.  In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.  For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director, which could make it more difficult for a third party to gain control of our Board of Directors.  This concentration of ownership limits the power to exercise control by the minority shareholders.

Conflicts Of Interest

Our operations depend substantially on the skills and experience of our officers and directors: Shelley Clark and Kendall Clark.  Each of these individuals is currently involved in other business activities and may, in the future, engage in further business opportunities.  If a specific business opportunity becomes available, such individuals may face a conflict in selecting between Omega United and other business interests.  We have not formulated a policy for the resolution of such conflicts.  Without employment contracts, we may lose these individuals to other pursuits without  sufficient warning and, consequently, go out of business.

ITEM 2.  DESCRIPTION OF PROPERTY

We use office space at 733 W. Montgomery, Spokane, WA 99205.  Mr. and Mrs. Clark, our directors and officers, are providing the office space at no charge to us.  We believe that this arrangement is suitable given that our current operations are primarily administrative.

ITEM 3.  LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of Omega United, Inc. has been convicted  in  a criminal proceeding, exclusive of traffic violations.

No  Director,  officer,  significant  employee, or consultant  of  Omega United, Inc. has been permanently  or temporarily  enjoined,  barred,  suspended,  or   otherwise limited   from   involvement  in  any  type  of   business, securities or banking activities.

No Director, officer, significant employee, or consultant of Omega United, Inc. has been convicted of violating a federal or state securities or commodities law.

Omega United, Inc. is not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There  were no  votes  of  the security  holders  held.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Effective June 21, 2006, we have been approved for listing on the Pink Sheets under the symbol "OMGU".  As of December 31, 2006, no public market in Omega United, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  Omega United, Inc.  makes no representation about the value of its common stock.

Shares Available Under Rule 144

As of the date of this report;

1.

There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of Omega United, Inc.;

2.

There is no stock that Omega United, Inc. has agreed  to  register  for  sale; and

3.

There is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

In  general, under  Rule  144  as  amended,  a  person  who  has beneficially  owned and held "restricted" securities for at least one year,  including  "affiliates,"  may  sell  publicly  without registration  under  the  Securities Act,  within  any  three-month period,  assuming compliance with other provisions of the  Rule,  a number  of shares that do not exceed the greater of (i) one percent of  the  common stock then outstanding or, (ii) the average  weekly trading  volume in the common stock during the four calendar  weeks preceding  such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Holders

As of December 31, 2006, Omega United, Inc. has 6,880,500 shares of $0.001 par value common stock issued and outstanding held by 25 shareholders of record.  Omega United, Inc.'s Transfer Agent is:  Holladay  Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

Dividends

Omega United, Inc. has never declared or paid any cash dividends on its common stock. For the foreseeable future, Omega United, Inc. intends to  retain  any  earnings  to finance the development and expansion of its business,  and it  does  not anticipate paying any cash dividends  on  its common  stock.  Any future determination to  pay  dividends will  be  at  the discretion of the Board of Directors  and will  be dependent upon then existing conditions, including Omega United, Inc.'s financial condition and the  results  of operations, capital requirements, contractual restrictions, business  prospects, and other factors that  the  Board  of Directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2006, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.

The number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a));

2.

The weighted-average exercise price of the outstanding options, warrants and rights (column (b)); and

3.

Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan (column (c)).

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under Section 4(2).

In June 1998, we issued 4,200,000 shares of our common stock to Shelley Clark, our current President and director for services rendered valued at $4,200.

In June 2003, we sold 120,500 shares of our common stock to a third-party for cash in the amount of $1,205 for services render.

In February 2004, we issued 1,000,000 shares of our common stock to Kendall Clark, our Secretary-Treasurer and director, in exchange for cash of $10,000.

We believe that the transactions delineated above are exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

1.

None of these issuances involved underwriters, underwriting discounts or commissions;

2.

Restrictive legends are placed on all certificates issued;

3.

The distribution did not involve general solicitation or advertising; and

4.

The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment.  All sophisticated investors were given access to all information about our business  and  the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Recent Private Placement

On January 26, 2006, we sold an aggregate of 1,560,000 shares of our common stock in an offering made under Regulation D, Rule 504 to 22 individuals for cash in the amount of $39,000.  The table below sets forth the allocated use of funds for the elements of our business plan that constitute top priorities and the amount expended as of December 31, 2006:

	Amount	Amount
	Allocated	Expended

Accounting fees	$7,350	$3,587
Computer hardware and software	$3,000	$ 423
General working capital	$5,000	$1,267
Legal and professional fees	$7,000	$4,567
Marketing	$5,000	$1,383
Office supplies	$1,000	$ 32
SEC reporting expenses	$4,500	$2,285
Website development and maintenance	$5,560	$3,600

ITEM 6.  MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS.

Management’s Discussion

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to  be, "forward-looking statements" within the meaning of  Section 27A of  the Securities Act of 1933 and Section 21E of  the Securities  Exchange  Act  of  1934.  Such  forward-looking statements include, but are not limited to, those  relating to the following: the Company's ability to secure necessary financing;  plans for opening one or more restaurant units (including the scope, timing, impact and effects  thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and  implement growth, and regarding  future  growth,  cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When  used  in this document, the words "anticipate," "estimate,"  "expect,"  "may,"  "plans,"  "project,"   and similar expressions are intended to be among the statements that  identify  forward-looking statements.  OMGU’s results may differ significantly from the results discussed in   the   forward-looking   statements.   Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on  its ability  to attract and retain skilled managers  and  other personnel;  the  intense competition within the  restaurant industry;  the  uncertainty of  the  Company's  ability  to manage  and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy  of accounting and other estimates; the Company's future  financial  and operating results,  cash  needs  and demand  for  its  services; and the  Company's  ability  to maintain and comply with permits and licenses; as  well  as other  risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

Generating sales in the next 6 to 12 months is important to support our business.  However, we cannot guarantee that we will generate such growth.  We entered into one non-exclusive vendor agreement with a musical act on April 25, 2006.  In accordance with this agreement, we have listed the entertainer in our booking system and have provided the vendor with the ability to publish content on our website.  We are waiting for information from the vendor with which to update our website.  No events for this entertainer have been reserved through Omega United.  Resultantly, we have not generated any revenues in relation to this vendor agreement.

Total expenses for the year ended December 31, 2006 were $17,932, consisting solely of general and administrative expenses.  For the year ended December 31, 2005, we incurred total operating expenses of $3,013, consisting solely of general and administrative expenses.  The substantial increase in expenses can be attributed to expenses related to our public reporting requirements and our pursuit of our stated business objective of being an online entertainment booking service.  We cannot guarantee that our level of expenditures will not deviate materially and cannot predict the effects of any such deviation.  Total expenses since our inception in June 3, 1998 were $30,832, all of which is attributable to general and administrative expenses.

As a result of our lack of revenues and continued expenditures in pursuit of our business, we incurred net losses since our inception.  For the years ended December 31, 2006 and 2005, our aggregate loss was $17,932 and $3,013, respectively.  From the date of our inception to December 31, 2006, we had an accumulated deficit of $30,832.  We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly.

We expect to have negative cash flows for the fiscal year 2006, as we have a limited ability to realize cash flows from sales.  In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash.  As of December 31, 2006, we had $21,765 in cash on hand, which we believe will be sufficient to continue our operations for the next at least twelve months.  However, if our expenses are greater than anticipated or if we do not generate sufficient cash flow to support our operations over the next 6 to 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Plan of Operation

Our management believes that establishing our brand name is imperative to our ability to continue as a going concern.  Establishing our presence on the Internet is critical to reaching a broad consumer base.  We have allocated $5,560 toward the development and maintenance of our website.  We have published a website at www.omegaeventplanning.com, this website serves as our primary method of marketing and generating sales.  The website is currently fully-functional and we expect to continuously upgrade and refine the site, as we deem necessary and as our funds permit.  As we enter into additional agreements with vendors to advertise through our service, we will update the website to display more information about our services and the vendors we represent.  We entered into a vendor agreement with one entertainer, upon whom we are waiting for additional information to publish on our website.

Our management continues to believe that we will need to enter into relationships with between 10 to 20 vendors in order to establish a viable base of operations.  However, this estimate assumes that our level of expenditures remains relatively constant.  In addition, we cannot accurately predict the amount of revenues this number of artists would generate for us, since the popularity, availability and booking rates varies across all performers, as well as with each individually.  In order to attract our projected target of 10-20 vendors, we believe we will need to identify potential artists through Internet searches, personal recommendations and attending performances.  These activities are expected to require minimal capital resources, if any at all.  We are actively engaged in attending live performances of entertainers in the Spokane, Washington region, as well as we are in contact with entertainment venues to obtain references to acts that may benefit from our services.  We have engaged in discussions with a variety of performers.  All such discussions have been informal and informational in nature.  We have not entered into any negotiations to complete vendor agreements to represent any additional entertainers.  For the fiscal year 2007, our management plans to continue attending live performances and networking with entertainment industry participants to market our brand and services.

We also plan to utilize Internet marketing to advertise our website, and resultantly our services, to target entertainers and consumers across the United States.  Our management expects to implement an Internet marketing campaign in the second quarter of 2007, where, for a fee, we will submit our web site and various terms to describe our site with web portals such as Yahoo! or Google.  We have created a fully-functional website and expect to be able to generate Internet traffic, and thus promote brand awareness, using these services.  Our management estimates that it will cost approximately $250 to $400 per month to achieve favorable search engine placement.  However, this is only an estimate made by our management, we have not yet contacted any company regarding search engine placement or received definitive pricing quotes.  We have allocated up to $5,000 to finance our marketing activities for the next 12 months.  To date, we have spent a total of $1,383 to on our marketing-related activities.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-14) form part of the report on the Financial Statements

Omega United, Inc.

(A Development Stage Company)

Gruber & Company, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

OMEGA UNITED, INC.

We have audited the accompanying balance sheets of Omega United, Inc. (a development stage company) as of December 31, 2006 and 2005 and the related statement of operations,   stockholders’ equity (deficit),  and cash flows  for the years then ended.  These financial statements are the responsibility of the Company’s management.   Our responsibility is to express an opinion on these  financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of Omega United, Inc. as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Notes 2 to the financial statements conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.  Those conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC

Lake Saint Louis, Missouri

February 9, 2007

Member:  American Institute of Certified Public Accountants

Registered:  Public Company Accounting Oversight Board  (PCAOB)

Omega United, Inc.

(a Development Stage Company)

Balance Sheets

	December 31,
	2006	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$21,765	$1,386

TOTAL CURRENT ASSETS	21,765	1,386

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,203 for 2006 and $516 for 2005	1, 309	1, 119

TOTAL ASSETS	$23,074	$2,505

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Due to stockholder	-	-

TOTAL CURRENT LIABILITIES	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 25,000,000 shares
authorized; 6,880,500 and 5,320,500 shares issued and
outstanding at 2006 and 2005 respectively	6,881	5,321
Additional paid-in capital	47,025	10,084
Deficit accumulated during development stage	(30,832)	(12,900)

TOTAL STOCKHOLDERS’ DEFICIT	23,074	2,505

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,074	$2,505

The accompanying notes are an integral part of these financial statements.

Omega United, Inc.

(a Development Stage Company)

Statements of Operations

			Cumulative from
	For the years ended		June 3, 1998
	December 31,		(inception) to
	2006	2005	December 31,2006

REVENUE, net	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	17,932	3,013	30,832

TOTAL OPERATING EXPENSES	17,932	3,013	30,832

LOSS BEFORE PROVISION FOR INCOME TAXES	(17,932)	(3,013)	(30,832)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(17,932)	$(3,013)	$(30,832)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	6,777,925	5,320,500	4,758,898

The accompanying notes are an integral part of these financial statements.

Omega United, Inc.

(a Development Stage Company)

Statements of Stockholders’ Equity

For the Period From June 3, 1998 (inception) to December 31, 2006

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(deficit)

Balance at inception (June 3, 1998)	-	$-	$-	$-	$-

Issuance of shares for services rendered	4,200,000	$4,200	-	-	4,200

Net loss for the period June 3, 1998 through December 31, 1998	-	-	-	(4,200)	(4,200)
Balance, December 31, 1998	4,200,000	4,200	-	(4,200)	-

Net loss for the year ended December 31, 1999	-	-	-	-	-
Balance, December 31, 1999	4,200,000	4,200	-	(4,200)	-

Net loss for the year ended December 31, 2000	-	-	-	-	-
Balance, December 31, 2000	4,200,000	4,200	-	(4,200)	-

Net loss for the year ended December 31, 2001	-	-	-	-	-
Balance December 31, 2001	4,200,000	4,200	-	(4,200)	-

Net loss for the year ended December 31, 2002	-	-	-	-	-
Balance, December 31, 2002	4,200,000	4,200	-	(4,200)	-

Issuance of shares for services rendered	120,500	121	1,084		1,205

Net loss for the year ended December 31, 2003	-	-	-	(1,205)	(1,205)
Balance, December 31, 2003	4,320,500	4,321	1,084	(5,405)	-

Issuance of shares for services rendered on February 4, 2004	1,000,000	1,000	9,000	-	10,000

Net loss for the year ended December 31, 2004	-	-	-	(4,482)	(4,482)
Balance, December 31, 2004	5,320,500	5,321	10,084	(9,887)	5,518

Net loss for the year ended December 31, 2005	-	-	-	(3,013)	(3,013)
Balance, December 31, 2005	5,320,500	5,321	10,084	(12,900	2,505

Issuance of shares for cash on January 26, 2006	1,560,000	1,560	36,941	-	38,501

Net loss for the year ended December 31, 2006	-	-	-	(17,932)	(17,932)
Balance, December 31, 2006	6,880,500	$6,881	$47,025	$(30,832)	$23,074

The accompanying notes are an integral part of these financial statements.

Omega United, Inc.

(A Development Stage Company)

Statements of Cash Flows

			Cumulative from
	For the years ended		June 3, 1998
	December 31,		(inception) to
	2006	2005	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,932)	$(3,013)	$(30,832)
Adjustment to reconcile net (loss) to net cash
(used) in operating activities:
Issuance of shares for services rendered	-	-	5,406
Depreciation	686	275	1,203
Changes in assets and liabilities:
Due to stockholder	-	(178)	-
Net cash used in operating activities	(17,246)	(2,916)	(24,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	38,500	-	48,500
Net cash provided by financing activities	38,500	-	48,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(875)	(259)	(2,512)
Net cash used by investing activities	(875)	(259)	(2,512)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	20,379	(3,175)	21,765

CASH AND CASH EQUIVALENTS, Beginning of period	1,386	4,561	-

CASH AND CASH EQUIVALENTS, End of period	$21,765	$1,386	$21,765

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2006

NOTE 1 - ORGANIZATION

Organization and Line of Business

Omega United, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on June 3, 1998.  The Company has a December 31 year end.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The estimated useful lives are as follows:

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2006

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the years ended December 31, 2006 and 2005.

Income Taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2006, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

Stock-Based Compensation

In March 2004, the FASB issued a proposed statement, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the grant-date fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No.

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2006

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

As permitted by SFAS No. 123, for 2005, the Company accounted for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Effective January 1, 2006, we have adopted SFAS No. 123(R)'s fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123(R)'s fair value method may have a significant impact on the Company's results of operations as we are required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) permits public companies to adopt its requirements using either the "modified prospective" method or the "modified retrospective" method. The Company adopted SFAS No. 123(R) using the modified prospective method. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim periods that begin after June 15, 2005. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the years ended December 31, 2006 and 2005, the Company had no revenue.

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

New Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff

Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2006

guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4”, (" SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in

AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2006

more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for the Company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In May, 2005, The FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB  Statement No. 3.  This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  The adoption of SFAS 154 did not impact the financial statements.

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

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2006

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

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2006

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

On January 26, 2006, the Company closed a public offering under Regulation D of Rule 504 of the Securities and Exchange Commission.  The Company raised a total of $38,500 from twenty-three subscribers totaling 1,560,000 shares common stock.

As of December 30, 2006, there have been no further issuances of common stock.

NOTE 4 - INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate for the year ended December 31, 2006 is as follows:

Federal income tax rate	34.0%
Effect of net operating loss	(34.0%)
Effective income tax rate	0.0%

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 are as follows:

Net operating loss carryforwards	$30,832
Less - Valuation allowance	(30,832)

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2006

The Company has a net operating loss of approximately $30,832 which will expire starting in 2019.  The Company has provided a valuation allowance for this deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of December 31, 2004, a stockholder advanced the Company $178 to pay for certain expenses.  These advances bear interest at the rate of 4% per annum and were payable upon demand.  During the year ended December 31, 2005, the advance was repaid.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Omega United, Inc.'s Directors are elected by the stockholders to a term of one (1) year and serves until his/her successor is elected and qualified. The officers are appointed by the Board of Directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The following table sets forth certain information regarding the Chief Executive Officer, Chief Financial Officer and Directors of Omega United, Inc.:

Name	Age	Position

Shelley Clark	43	President, Chief Executive
		Officer, and Director

Kendall Clark	44	Secretary and Treasurer, Chief
		Financial Officer and Director

Our directors hold office until the next annual meeting of the stockholders, which shall be held in June of 2007, and until successors have been elected and qualified.  Our officers were appointed by our directors and will hold office until they resign or are removed from office.

Shelley Clark, President, Chief Executive Officer and Director:  Shelley Clark has been an administrative and account specialist for approximately 13 years.  Her responsibilities have ranged from office clerk, to managerial activities, to accounting and billing duties.  From 1995 to 1998, Mrs. Clark was a Patient Account Coordinator with Lincare Inc., where she was responsible for accounts receivable, as well as servicing customers and insurance companies.  Since 1998, Mrs. Clark has been employed with Physician Hospital Community Organization as a Third Party Administrator.  She is responsible for adjudication and pricing of claims, as well as for invoicing for services provided.

Kendall Clark, Secretary, Treasurer and Director:  From 1986 to the present, Kendall Clark was employed in the construction industry.  During his nearly 18 years of employment, Mr. Clark has been responsible for the safe operation and maintenance of various materials and equipment.  He was initially employed by S&F Construction, a laborer for road construction and support of heavy equipment operators.  In 1988, S&F Construction was purchased by Acme Asphalt and Construction, where Mr. Clark continued his employment.  In 1997, Inland Asphalt and Construction purchased Acme Asphalt and Construction.  Mr. Clark operated heavy equipment and is a member of the Operating Engineer Union.

Family Relationships

Shelley Clark and Kendall Clark are husband and wife.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2005 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2005 and had no trading activity in 2004.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The  following table sets forth, for most recent two completed fiscal years ended  December  31, 2006 and 2005 the cash compensation paid by the Company, as well as certain  other compensation paid with respect to those years  and  months, to   the   Chief  Executive  Officer  and,  to  the  extent applicable, each of the three other most highly compensated executive  officers  of the Company in  all  capacities  in which they served:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	----------------------------				-----------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Shelley Clark	2006	-	-	-	-	-	-	-
President and CEO	2005	-	-	-	-	-	-	-

Kendall Clark	2006	-	-	-	-	-	-	-
Secretary and Treasurer	2005	-	-	-	-	-	-	-

Directors' Compensation

We have no formal or informal arrangements or agreements to compensate our director for services he provides as director of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not entered into employment agreements with any of our officers, directors or employees.   Any future  compensation  to  be  paid to  these  individuals  will  be determined  by  our  Board of Directors, and employment  agreements will  be  executed.   We do not currently have plans to pay any

compensation to our officers or directors until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2006 certain information regarding the beneficial ownership of our common stock by:

1.   Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.   Each of our directors and executive officers and

3.  All of our directors and executive officers as a group.

Except  as  otherwise indicated, the persons or  entities  listed below  have  sole voting and investment power with respect  to  all shares  of common stock beneficially owned by them, except  to  the extent  such  power  may be shared with a  spouse.   No change in control is currently being contemplated.

Name and Address of		Percentage of Stock
Beneficial Owner	Shares Beneficially Owned	Outstanding (1)

Kendall Clark (Secretary-Treasurer)	1,000,000	14.5%
733 W. Montgomery
Spokane, WA 99205

Shelley Clark (President)	4,200,000	61.0%
733 W. Montgomery
Spokane, WA 99205

All Officers and	5,200,000	75.5%
Directors as a Group
(2 persons)

----------------------

(1) All of these shares are owned of record.

Change in Control

No arrangements exist that may result in a change of control of Omega United, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 1998, we issued 4,200,000 shares of our common stock to Shelley Clark, our current President and director, in exchange for services performed valued at $4,200.  Mrs. Clark  was  a  sophisticated investor  who, at the time of the investment, as the  founder  of Omega United, Inc. was in possession of all available  material information  about  Omega United, Inc.

In February 2004, we issued 1,000,000 shares of our common stock to Kendall Clark, our Secretary, Treasurer and director, in exchange for cash in the amount of $10,000.

ITEM 13.  EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation filed on June 3, 1998, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
b. Bylaws adopted on June 8, 1998, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2006 and 2005 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2006	2005

Audit fees	$3,000	$2,377
Audit-related fees	304	202
Tax fees	275	275
All other fees	-	-

Total fees	$3,579	$2,855

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Omega United, Inc.

Signature	Title	Date

/s/ Shelley Clark	Chief Executive Officer	February 22, 2006
Shelley Clark	and President

/s/Kendall Clark	Chief Financial Officer and	February 22, 2006
Kendall Clark	Secretary-Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Omega United, Inc.

Signature	Title	Date

/s/ Shelley Clark	Chief Executive Officer	February 22, 2006
Shelley Clark	and President

/s/Kendall Clark	Chief Financial Officer and	February 22, 2006
Kendall Clark	Secretary-Treasurer