Form 10QSB
period 2007-03-31
Omega United Inc
filed 2007-05-15
CIK 1354027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-52137

OMEGA UNITED, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0005846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

733 W. Montgomery Spokane, Washington	99205
(Address of principal executive offices)	(Zip Code)

(509) 993-3211
(Registrant's telephone number, including area code)

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

Yes [X] No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,880,500

OMEGA UNITED, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared mikin accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10SB12G previously filed with the Commission on July 14, 2006, and subsequent amendments made thereto.

Omega United, Inc.

(A Development Stage Company)

Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,592	$21,765

TOTAL CURRENT ASSETS	18,592	21,765

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,342 and $1,203 at March 31, 2007 and December 31, 2006	1,169	1,309

TOTAL ASSETS	$19,761	$23,074

LIABILITIES AND STOCKHOLDERS' DEFICIT

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 25,000,000 shares
authorized, 6,880,500 shares issued and outstanding	6,881	6,881
Additional paid-in capital	47,025	47,025
Deficit accumulated during development stage	(34,145)	(30,832)

TOTAL STOCKHOLDERS’ DEFICIT	19,761	23,074

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,761	$23,074

The accompanying notes are an integral part of these financial statements.

Omega United, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			Cumulative from
	Three Months Ended		June 3, 1998
	March 31,		(Inception) to
	2007	2006	March 31, 2007

REVENUE, net	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative	3,313	8,163	34,145

TOTAL OPERATING EXPENSES	3,313	8,163	34,145

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,313)	(8,163)	(34,145)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(3,313)	$(8,163)	$(34,145)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	6,880,500	6,750,500

The accompanying notes are an integral part of these financial statements.

Omega United, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Cumulative from
	Three Months Ended		June 3, 1998
	March 31,		(Inception) to
	2007	2006	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,313)	$(8,163)	$(34,145)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of shares for services rendered	-	-	5,406
Depreciation	140	172	1,342
Changes in assets and liabilities:
Net cash used in operating activities	(3,173)	(7,991)	(27,397)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	38,500	48,500
Net cash provided by financing activities	-	38,500	48,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(876)	(2,512)
Net cash used by investing activities	-	(876)	(2,512)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(3,173)	29,633	18,592

CASH AND CASH EQUIVALENTS, Beginning of period	21,765	1,386	-

CASH AND CASH EQUIVALENTS, End of period	$18,592	$31,019	$18,592

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

OMEGA UNITED, INC.

Notes to Financial Statements

For The Three Months Ended March 31, 2007

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

For The Three Months Ended March 31, 2007

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the three months ended March 31, 2007 and 2006.

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

Stock-Based Compensation

In March 2004, the FASB issued a proposed statement, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the grant-date fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for

OMEGA UNITED, INC.

Notes to Financial Statements

For The Three Months Ended March 31, 2007

share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the three months ended March  31, 2007 and 2006, the Company had no revenue.

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

OMEGA UNITED, INC.

Notes to Financial Statements

For The Three Months Ended March 31, 2007

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

OMEGA UNITED, INC.

Notes to Financial Statements

For The Three Months Ended March 31, 2007

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

OMEGA UNITED, INC.

Notes to Financial Statements

For The Three Months Ended March 31, 2007

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

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

OMEGA UNITED, INC.

Notes to Financial Statements

For The Three Months Ended March 31, 2007

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

On February 4, 2004, the Company issued 1,000,000 shares of its $.001 par value common stock to Kendall Clark, an officer and director, in exchange for cash in the amount of $10,000.   At the time of the issuance, the Company had established its corporate framework, had issued its’ founders shares, and had begun to pursue its’ planned operations.  SFAS 123, does not specify the measurement date for share-based payment transactions with nonemployees for which the measure of the cost of goods acquired or services received is based on the fair value of the equity instruments issued.  EITF Issue No., 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” establishes criteria for determining the measurement date for equity instruments issued in share-based payment transactions with nonemployees.  EITF 96-18 states that the issuer should measure the fair value of the equity instruments using the stock price and other measurement assumptions as of the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or the date at which the counterparty’s performance is complete.  The Company has determined that the measurement date of the transaction was the date of issue.   At the issue date, the Company’s shares were not publicly traded, therefore there was no established market price, and there were no bid or asked price, and there had been no initial public offering upon which to determine “fair market value.”  Since none of the foregoing measurements were available to determine “fair market value,” the Company’s Board of Directors determined, based on good faith, that the fair market value on the measurement date was $.01 per share.

On January 26, 2006, the Company closed a public offering under Regulation D of Rule 504 of the Securities and Exchange Commission.  The Company raised a total of $39,000 from twenty-three subscribers totaling 1,560,000 shares common stock.

As of March 31, 2007, there have been no further issuances of common stock.

NOTE 4 - INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate for the year ended December 31, 2006 is as follows:

Federal income tax rate	34.0%
Effect of net operating loss	(34.0)%
Effective income tax rate	0.0%

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 are as follows:

OMEGA UNITED, INC.

Notes to Financial Statements

For The Three Months Ended March 31, 2007

Net operating loss carryforwards	$30,832
Less - Valuation allowance	(30,832)

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

Management's Discussion and Plan of Operation

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

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Overview

We are an online entertainment booking service.  We have established a website at www.omegaeventplanning.com to serve as an online service in an attempt to organize the fragmented marketplace of musicians and entertainers.  We act as a liaison between live entertainment and the people who hire them.  We collect a commission fee each time we broker a transaction between a provider and buyer of entertainment services.  Commissions are fixed at 10% of the price of the services provided.  We collect our fee from the vendor upon the completion of the services contracted for.  As of the three months ended March 31, 2007, we had only one listing.  Subsequently, as of May 15, 2007, we are providing entertainment booking services to 30 bands and musicians.  To date, however, no bookings have been made through our system, and thus, we have not generated any commissions.

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

Management’s Discussion

Operational Losses

Since our inception on June 3, 1998, we have not generated any revenues and have only incurred expenses related to the implementation and pursuit of our business objectives.

Total expenses for the three month period ended March 31, 2007 were $3,313, consisting solely of general and administrative expenditures, down 59% from total expenses of $8,163 in the year ago three months ended March 31, 2006.  Aggregate expenses from our inception through March 31, 2007 were $34,145, all of which is attributable to general and administrative expense.  General and administrative expenses mainly consist of office expenditures such as postage and delivery fees, supplies and other similar miscellaneous items.  No development related expenses have been or will be paid to our affiliates.  Our management believes this significant decrease in expenditures is due to lower development-related costs in 2007 as opposed to 2006.  In particular, during the first quarter of 2006, we had completed an offering of our common stock for cash, paid various legal and accounting fees in connection with our registration statement with the Securities Exchange Commission and attempted to implement our business objectives.  Comparatively, during the three months ended March 31, 2007, we had established the basic infrastructure for our operations and more actively began to pursue vendors to add to our database, for which our costs were minimal.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

Our net loss totaled $3,313 for the three months ended March 31, 2007, compared to a net loss of $8,163 in the prior period ended March 31, 2006.  Since our inception, we have accumulated net losses in the amount of $34,145.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable for nine consecutive years from our inception in 1998 through present 2007.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

Liquidity and Capital Resources

As of March 31, 2007, we had $18,592 in cash on hand, which we believe will be sufficient to continue our operations for the next at least twelve months, assuming the rate at which we incur expenses remains relatively stable.  However, if our expenses are greater than anticipated or if we do not begin to generate sufficient revenues to support our operations over the next nine to 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in this registration statement.  If our business fails, our investors may face a complete loss of their investment.

Plan of Operation

We are a development stage company that has not generated any revenues since our inception on June 3, 1998.  We are focused on executing our business of being an online entertainment booking service.  Any arrangements with vendors we enter into may be terminated upon notice and there are no stipulations or provisions granting us ownership rights to any property, either intellectual or real, created, purchased or otherwise owned by the entertainers.  We have no right to act as an agent for any of the entertainers listed on our website, and resultantly, we cannot enter into any contracts or make payments on behalf of the entertainers.  Each event booked through our website is subject to a commission of 10% of the booked price, payable by the vendor upon completion of the service.  To date, no bookings have been made through our system, and thus, we have not generated any commissions.  Our objectives for the next six to twelve months are:

1.

Generate brand awareness and

2.

Sell vendors’ merchandise through our website.

Our management believes that in order to begin generating revenues, we must (1) create and establish awareness of our brand among consumers and entertainers and (2) identify and attract potential artists to utilize our services.  To attract vendors, we expect to position our website, www.omegaeventplanning.com, as the focal point of our marketing efforts to which all Internet users will be directed for information about our company and the services we provide.

We plan to advertise our website, and resultantly our services, through web portals such as Yahoo! and Google.  For a fee, we will submit our web site and various terms to describe our site.  As of March 31, 2007, we did not contact any company regarding search engine placement or received definitive pricing quotes.  Subsequently, as of May 15, 2007, we spent approximately $300 in an attempt to achieve favorable search engine placement.  Our management estimates that $300 to $400 per month is sufficient to achieve and maintain a reasonable rate of visibility for our website on the Google search engine.  However, this is only an estimate made by our management and is not based on any historical or quantitative data.

In addition to our proposed Internet marketing efforts, we plan to identify potential artists through Internet searches, personal recommendations and attending performances.  As of the three months ended March 31, 2007, we had only one listing.  Subsequently, as of May 15, 2007, we are providing entertainment booking services to 30 bands and musicians.

During the first quarter ended March 31, 2007, our management decided to begin assisting entertainers’ merchandising efforts, by selling their albums and promotional goods via our website.  We will not design, manufacture or produce any item in-house, nor do we expect to hold any items as saleable inventory.  All products will be manufactured by third-party companies and will be carried as inventory by the vendors.  We will simply provide another venue where vendors can display their merchandise for sale.  All sales generated through our website will be made on behalf of vendors, on which we will earn a commission of 5% of the gross sales price.  To date, we have not realized any commissions from sales of vendor merchandise.

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

PART II - OTHER INFORMATION

Unregistered Sales of Equity Securities

On June 6, 2003, we sold 120,500 shares of our common stock to Legend Advisory Corporation, who is not and never was an officer or director of Omega United, for services rendered valued at $1,205.  The services provided were related to our incorporation and development of our corporate filings.  The shares were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On February 2, 2004, we issued 1,000,000 shares of its $0.001 par value common stock to Kendall Clark, a current officer and director, in exchange for cash in the amount of $10,000.  The shares were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On or about July 20, 2005, the Company commenced an offering of shares of common stock in accordance with Regulation D, Rule 504 of the Securities Act, registered by qualification in the State of Nevada.  On January 26, 2006, we completed the offering, whereby we sold 1,560,000 shares of common stock, par value, at a price of $0.025 per share to 23 investors.  The offering was sold for $39,000 in cash.  All investors were, at the time of purchase, residents of the State of Nevada or were visiting in the state.

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

OMEGA UNITED, INC.
(Registrant)

Signature	Title	Date

/s/ Shelley Clark	President and	May 15, 2007
Shelley Clark	Chief Executive Officer

/s/ Kendall Clark	Secretary/Treasurer and	May 15, 2007
Kendall Clark	Chief Financial Officer