Form 10QSB/A
period 2006-09-30
Omega United Inc
filed 2007-06-15
CIK 1354027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 AMENDMENT NO. 1 TO FORM 10-QSB/A

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [   ] No [X]

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

OMEGA UNITED, INC.
(Registrant)

Signature	Title	Date

/s/ Shelley Clark	President and	June 15, 2007
Shelley Clark	Chief Executive Officer

/s/ Kendall Clark	Secretary/Treasurer and	June 15, 2007
Kendall Clark	Chief Financial Officer