Form 10KSB/A
period 2006-12-31
Omega United Inc
filed 2007-07-25
CIK 1354027

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

Omega United, Inc.

Signature	Title	Date

/s/ Shelley Clark	Chief Executive Officer	July 25, 2007
Shelley Clark	and President

/s/Kendall Clark	Chief Financial Officer and	July 25, 2007
Kendall Clark	Secretary-Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Omega United, Inc.

Signature	Title	Date

/s/ Shelley Clark	Chief Executive Officer	July 25, 2007
Shelley Clark	and President

/s/Kendall Clark	Chief Financial Officer and	July 25, 2007
Kendall Clark	Secretary-Treasurer