Form 10QSB
period 2007-06-30
Omega United Inc
filed 2007-08-13
CIK 1354027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

OMEGA UNITED, INC.

(A Development Stage Company)

PART I – FINANCIAL INFORMATION

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB, previously filed with the Commission on February 22, 2007, and subsequent amendments made thereto.

Omega United, Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,752	$21,765

TOTAL CURRENT ASSETS	15,752	21,765

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,481 and $1,202 at June 30, 2007 and December 31, 2006	1,030	1,309

TOTAL ASSETS	$16,782	$23,074

LIABILITIES AND STOCKHOLDERS' EQUITY

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock; $0.001 par value, 25,000,000
shares authorized; 6,880,500 shares issued
and outstanding	6,881	6,881
Additional paid-in capital	47,025	47,025
Deficit accumulated during development stage	(37,124)	(30,832)

TOTAL STOCKHOLDERS’ EQUITY	16,782	23,074

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,782	$23,074

The accompanying notes are an integral part of these financial statements.

Omega United, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Cumulative from
	Three month periods ended		Six month periods ended		June 3, 1998
	June 30,	June 30,	June 30,	June 30,	(inception) to
	2007	2006	2007	2006	June 30, 2007

REVENUE, net	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	2,979	734	6,292	8,897	37,124

TOTAL OPERATING EXPENSES	2,979	734	6,292	8,897	37,124

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,979)	(734)	(6,292)	(8,897)	(37,124)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(2,979)	$(734)	$(6,292)	$(8,897)	$(37,124)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	6,880,500	5,320,500	6,880,500	5,320,500

The accompanying notes are an integral part of these financial statements.

Omega United, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Cumulative from
	Six month periods ended		June 3, 1998
	June 30,		(inception) to
	2007	2006	June 30, 2007
CASH FLOWS USED BY OPERATING ACTIVITIES:
Net loss	$(6,292)	$(8,897)	$(37,124)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of shares for services rendered	-	-	5,406
Depreciation	279	171	1,481
Changes in assets and liabilities:
Due to stockholder	-	-	-
Net cash used in operating activities	(6,013)	(8,726)	(30,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	38,500	48,500
Net cash provided by financing activities	-	38,500	48,500

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of property and equipment	-	(876)	(2,511)
Net cash used by investing activities	-	(876)	(2,511)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(6,013)	28,898	15,752

CASH AND CASH EQUIVALENTS, Beginning of period	21,765	1,386	-

CASH AND CASH EQUIVALENTS, End of period	$15,752	$30,284	$15,752

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

OMEGA UNITED, INC.

Notes to Financial Statements

For The Six Months Ended June 30, 2007

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided principally by use of the straight-line method over the useful lives of the related assets.  Expenditure for maintenance and repairs, which does not improve or extend the expected useful life of the assets, is expensed to operations while major repairs are capitalized.  Depreciation expense is included in general and administrative expenses on the statement of operations.

OMEGA UNITED, INC.

Notes to Financial Statements

For The Six Months Ended June 30, 2007

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

Advertising Costs

Advertising costs are expensed as incurred.  An advertising expense for the six months ended June 30, 2007 totaled $300 and is included in selling, general and administrative expenses.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2007, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

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

For The Six Months Ended June 30, 2007

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the six months ended June 30, 2007 and 2006, the Company had no revenue.

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

For The Six Months Ended June 30, 2007

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

For The Six Months Ended June 30, 2007

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

For The Six Months Ended June 30, 2007

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

OMEGA UNITED, INC.

Notes to Financial Statements

For The Six Months Ended June 30, 2007

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

As of June 30, 2007, there have been no further issuances of common stock.

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

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 are as follows:

OMEGA UNITED, INC.

Notes to Financial Statements

For The Six Months Ended March 31, 2007

Net operating loss carry forwards	$37,124
Less – Valuation allowance	(37,124)

The Company has a net operating loss of approximately $37,124 which will expire starting in 2019.  The Company has provided a valuation allowance for this deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

Overview

We are an online entertainment booking service.  We have established a website at www.omegaeventplanning.com to serve as an online service in an attempt to organize the fragmented marketplace of musicians and entertainers.  We act as a liaison between live entertainment and the people who hire them.  We collect a commission fee each time we broker a transaction between a provider and buyer of entertainment services.  Commissions are fixed at 10% of the price of the services provided.  We collect our fee from the vendor upon the completion of the services contracted for.  As of the six months ended June 30, 2007, we are providing entertainment booking services to 30 bands and musicians and are in the process of adding 9 new entertainers.  To date, however, no bookings have been made through our system, and thus, we have not generated any commissions.

Our officers and directors do not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We do not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time.  We believe that our operations are manageable by these individuals.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

Management’s Discussion

Operational Losses

Since our inception on June 3, 1998, we have not generated any revenues and have only incurred expenses related to the implementation and pursuit of our business objectives.  Although we have begun to list entertainers in our database, our management is unable to estimate when we will begin to generate revenues.

Total expenses for the three month period ended June 30, 2007 were $2,979, consisting solely of general and administrative expenditures, up 406% from total expenses of $734 in the comparable year ago three month period ended June 30, 2006.  General and administrative expenses are comprised primarily of office expenditures, accounting and legal fees, as well as marketing expenses.  In the six months ended June 30, 2007, total operating expenses were $6,292, all of which was considered selling, general and administrative expenses.  In contrast, total operating expenses during the year ago six month period ended June 30, 2006 were $8,897, all of which were general and administrative expenses.  Our management believes the $2,605 (29%) decrease in expenditures through the six months ended June 30, year over year, is due to higher development-related costs in 2007 as opposed to 2006.  In particular, in 2006, we had completed an offering of our common stock for cash, paid various legal and accounting fees in connection with our registration statement with the Securities Exchange Commission and attempted to implement our business objectives.  Comparatively, during the six months ended June 30, 2007, we already had an established basic infrastructure for our operations, thus our development-related costs were minimal during this period.

Aggregate expenses from our inception through June 30, 2007 were $37,124, all of which is attributable to general and administrative expense. No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

Our net loss totaled $2,979 for the three months ended June 30, 2007, compared to a net loss of $734 in the prior period ended June 30, 2006.  Since our inception, we have accumulated net losses in the amount of $37,124.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable for nine consecutive years from our inception in 1998 through present 2007.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

Liquidity and Capital Resources

As of June 30, 2007, we had $15,752 in cash on hand, which we believe will be sufficient to continue our operations for the next at least twelve months, assuming the rate at which we incur expenses remains relatively stable.  However, if our expenses are greater than anticipated or if we do not begin to generate sufficient revenues to support our operations over the next nine to twelve months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Generate further brand awareness and

2.

Sell vendors’ merchandise through our website.

Our management believes that in order to begin generating revenues, we must (1) create and establish awareness of our brand among consumers and entertainers and (2) identify and attract potential artists to utilize our services.  To attract vendors, we have positioned our website, www.omegaeventplanning.com, as the focal point of our marketing efforts to which all Internet users will be directed for information about our company and the services we provide.  In addition to our proposed Internet efforts, we plan to identify potential artists through Internet searches, personal recommendations and attending performances.  We currently have 30 bands and musicians listed on our site and are in the process of adding the information for 9 new entertainers.

During the three months ended June 30, 2007, we contacted Google regarding search engine placement and received definitive pricing quotes.  During this period, we spent approximately $300 in an attempt to achieve favorable search engine placement.  Our management originally estimated that $300 to $400 would have been sufficient to achieve and maintain a reasonable rate of visibility for our website on the Google search engine.  However, after one month of search engine optimization, we earned no sales and had minimal click-throughs.  As a result, we are attempting to redraft our marketing and advertising strategy to generate awareness of our service at a cost-effective rate.  We have budgeted up to $5,000 toward this goal.  Unfortunately, we cannot assure you that we will develop a marketing plan, or that if such a plan is implemented, that it will have the desired effect.

During the quarter ended June 30, 2007, our management decided to begin assisting entertainers’ merchandising efforts, by selling their albums and promotional goods via our website.  We will not design, manufacture or produce any item in-house, nor do we expect to hold any items as saleable inventory.  All products will be manufactured by third-party companies and will be carried as inventory by the vendors.  We will simply provide another venue where vendors can display their merchandise for sale.  All sales generated through our website will be made on behalf of vendors, on which we will earn a commission of 5% of the gross sales price.  To date, we have no merchandise available for sale on our website, and thus have not realized any commissions from sales of vendor merchandise.

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

Unregistered Sales of Equity Securities

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

OMEGA UNITED, INC.
(Registrant)

Signature	Title	Date

/s/ Shelley Clark	President and	August 13, 2007
Shelley Clark	Chief Executive Officer

/s/ Kendall Clark	Secretary/Treasurer and	August 13, 2007
Kendall Clark	Chief Financial Officer