Form 10QSB
period 2007-09-30
Omega United Inc
filed 2007-11-06
CIK 1354027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Omega United, Inc.

(A Development Stage Company)

Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,635	$21,765

TOTAL CURRENT ASSETS	11,635	21,765

PROPERTY AND EQUIPMENT, net of accumulated
depreciation of $1,481 and $1,202 respectively	891	1,309

TOTAL ASSETS	$12,526	$23,074

LIABILITIES AND STOCKHOLDERS' DEFICIT

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock; $0.001 par value, 25,000,000 shares
Authorized; 6,880,500 shares issued
and outstanding	6,881	6,881
Additional paid-in capital	47,025	47,025
Deficit accumulated during development stage	(41,379)	(30,832)

TOTAL STOCKHOLDERS’ EQUITY	12,527	23,074

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,527	$23,074

The accompanying notes are an integral part of these financial statements.

Omega United, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Cumulative from
	Three Months Ended		Nine Months Ended		June 3, 1998
	September 30,		September 30,		(Inception) to
	2007	2006	2007	2006	September 30, 2007

REVENUE, net	$-	$-	$-	$-	$-

OPERATING EXPENSES
Selling, general and administrative expenses	4,255	6,061	10,547	15,130	41,379

TOTAL OPERATING EXPENSES	4,255	6,061	10,547	15,130	41,379

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,255)	(6,061)	(10,547)	(15,130)	(41,379)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(4,255)	$(6,061)	$(10,547)	$(15,130)	$(41,379)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	6,880,500	6,880,500	6,880,500	6,880,500

The accompanying notes are an integral part of these financial statements.

Omega United, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Cumulative from
	Nine Months Ended		June 3, 1998
	September 30,		(Inception) to
	2007	2006	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,547)	$(15,130)	$(41,379)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of shares for services rendered	-	-	5,405
Depreciation	417	515	1,620
Changes in assets and liabilities:
Due to stockholder	-	-	-
Net cash used in operating activities	(10,130)	(14,615)	(34,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	38,500	48,500
Net cash provided by financing activities	-	38,500	48,500

CASH FLOWS USED BY INVESTING ACTIVITIES:
Purchase of property and equipment	-	(876)	(2,511)
Net cash used by investing activities	-	(876)	(2,511)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(10,130)	23,009	11,635

CASH AND CASH EQUIVALENTS, Beginning of period	21,765	1,386	-

CASH AND CASH EQUIVALENTS, End of period	11,635	$24,395	$11,635

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

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

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

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

Advertising Costs

Advertising costs are expensed as incurred.  An advertising expense for the nine months ended September 30, 2007 totaled $300 and is included in selling, general and administrative expenses.

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

Basic and Diluted Income/(Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2007, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the nine months ended September 30, 2007 and 2006, the Company had no revenue.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has  been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.

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

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

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

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4", (" SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

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

In February, 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Statements".  SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on the financial statements.

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

In March, 2006 FASB issued SFAS 156 "Accounting For Servicing of Financial Assets" this Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This Statement:

1.

Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.

Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.

Permits an entity to choose "Amortization method" or "Fair value measurement method" for each class of separately recognized servicing assets and servicing liabilities.

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

In September 2006, FASB issued SFAS 158 "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

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

On February 4, 2004, the Company issued 1,000,000 shares of its $.001 par value common stock to Kendall Clark, an officer and director, in exchange for cash in the amount of $10,000.   At the time of the issuance, the Company had established its corporate framework, had issued its’ founders shares, and had begun to pursue its’ planned operations.  SFAS 123, does not specify the measurement date for share-based payment transactions with nonemployees for which the measure of the cost of goods acquired or services received is based on the fair value of the equity instruments issued.  EITF Issue No., 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," establishes criteria for determining the measurement date for equity instruments issued in share-based payment transactions with nonemployees.  EITF 96-18 states that the issuer should measure the fair value of the equity instruments using the stock price and other measurement assumptions as of the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or the date at which the counterparty’s performance is complete.  The Company has determined that the measurement date of the transaction was the date of issue.   At the issue date, the Company’s shares were not publicly traded, therefore there was no established market price, and there were no bid or asked price, and there had been no initial public offering upon which to determine "fair market value."  Since none of the foregoing measurements were available to determine "fair market value," the Company’s Board of Directors determined, based on good faith, that the fair market value on the measurement date was $.01 per share.

On January 26, 2006, the Company closed a public offering under Regulation D of Rule 504 of the Securities and Exchange Commission.  The Company raised a total of $38,500 from twenty-three subscribers totaling 1,560,000 shares common stock.

As of September 30, 2007, there have been no further issuances of common stock.

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

Net operating loss carry forwards	$37,124
Less - Valuation allowance	(37,124)

The Company has a net operating loss of approximately $37,124 which will expire starting in 2019.  The Company has provided a valuation allowance for this deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

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

Management’s Discussion

Overview

We are an online entertainment booking service.  We have established a website at www.omegaeventplanning.com to serve as an online service in an attempt to organize the fragmented marketplace of musicians and entertainers.  We act as a liaison between live entertainment and the people who hire them.  We collect a commission fee each time we broker a transaction between a provider and buyer of entertainment services.  Commissions are fixed at 10% of the price of the services provided.  We collect our fee from the vendor upon the completion of the services contracted for.  As of the nine months ended September 30, 2007, we are providing entertainment booking services to 30 bands and musicians and are in the process of adding 9 new entertainers.  To date, however, no bookings have been made through our system, and thus, we have not generated any commissions.

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

Total expenses for the nine month period ended September 30, 2007 were $10,547, consisting solely of general and administrative expenditures, down 30% from total expenses of $15,130 in the comparable year ago nine month period ended September 30, 2006.  General and administrative expenses are comprised primarily of office expenditures, accounting and legal fees, as well as marketing expenses.  In the three months ended September 30, 2007, total operating expenses were $4,255, all of which was considered selling, general and administrative expenses.  In contrast, total operating expenses during the year ago three month period ended September 30, 2006 were $6,061, all of which were general and administrative expenses.  Our management believes the $1,806 (30%) decrease in expenditures for the three months ended September 30, year over year, is due to higher development-related costs in 2007 as opposed to 2006.  In particular, in 2006, we had completed an offering of our common stock for cash, paid various legal and accounting fees in connection with our registration statement with the Securities Exchange Commission and attempted to implement our business objectives.  Comparatively, during the nine months ended September 30, 2007, we had established basic infrastructure for our operations, thus our development-related costs were minimal during this period.

Aggregate expenses from our inception through September 30, 2007 were $41,379, all of which are attributable to general and administrative expense. No development related expenses have been or will be paid to our affiliates.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

Our net loss totaled $4,255 for the three months ended September 30, 2007, compared to a net loss of $6,601 in the prior period ended September 30, 2006.  Since our inception, we have accumulated net losses in the amount of $41,379.  We anticipate incurring ongoing operating losses and cannot predict when, if at all, we may expect these losses to plateau or narrow.  We have not been profitable for nine consecutive years from our inception in 1998 through present 2007.  There is significant uncertainty projecting future profitability due to our history of losses, lack of revenues, and due to our reliance on the performance of third parties on which we have no direct control.

Liquidity and Capital Resources

As of September 30, 2007, we had $11,635 in cash on hand, which we believe will be sufficient to continue our operations for the next at least twelve months, assuming the rate at which we incur expenses remains relatively stable.  However, if our expenses are greater than anticipated or if we do not begin to generate sufficient revenues to support our operations over the next nine to twelve months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

During the three months ended September 30, 2007, we contacted Google regarding search engine placement and received definitive pricing quotes.  We have spent approximately $300 in an attempt to achieve favorable search engine placement.  Our management originally estimated that $300 to $400 would have been sufficient to achieve and maintain a reasonable rate of visibility for our website on the Google search engine.  However, after one month of search engine optimization, we earned no sales and had minimal click-throughs.  As a result, we are attempting to redraft our marketing and advertising strategy to generate awareness of our service at a cost-effective rate.  We have budgeted up to $5,000 toward this goal.  Unfortunately, we cannot assure you that we will develop a marketing plan or that if such a plan is implemented, that it will have the desired effect.

During the quarter ended September 30, 2007, our management decided to begin assisting entertainers’ merchandising efforts, by selling their albums and promotional goods via our website.  We will not design, manufacture or produce any item in-house, nor do we expect to hold any items as saleable inventory.  All products will be manufactured by third-party companies and will be carried as inventory by the vendors.  We will simply provide another venue where vendors can display their merchandise for sale.  All sales generated through our website will be made on behalf of vendors, on which we will earn a commission of 5% of the gross sales price.  To date, we have no merchandise available for sale on our website, and thus have not realized any commissions from sales of vendor merchandise.

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

OMEGA UNITED, INC.
(Registrant)

Signature	Title	Date

/s/ Shelley Clark	President and	November 6, 2007
Shelley Clark	Chief Executive Officer

/s/ Kendall Clark	Secretary/Treasurer and	November 6, 2007
Kendall Clark	Chief Financial Officer