Form 10KSB
period 2007-12-31
Omega United Inc
filed 2008-02-15
CIK 1354027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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

The Company’s common stock is listed on the Pink Sheets under the stock ticker symbol “OMGU”.  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $39,000 as of December 31, 2007.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2007 was 6,880,500.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on June 3, 1998.  We are focused on executing our business of being an online entertainment booking service.  We currently list 39 artists on our website, www.omegaeventplanning.com.  Each event booked through our website is subject to a commission of 10% of the booked price, payable by the vendor upon completion of the service.  Any arrangements with vendors we enter into may be terminated upon notice and there are no stipulations or provisions granting us ownership rights to any property, either intellectual or real, created, purchased or otherwise owned by the entertainers.  We have no right to act as an agent for any of the entertainers listed on our website, and resultantly, we cannot enter into any contracts or make payments on behalf of the entertainers.  To date, no bookings have been made through our system, and thus, we have not generated any commissions.

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

We collect a commission fee each time we broker a transaction between a provider and buyer of entertainment services.  Commissions are fixed at 10% of the price of the services provided.  We will collect our fee from the seller upon the completion of the services contracted for.  We currently have 39 bands and musicians listed on our site; however, no bookings have been made through our system, to date, and thus, we have not generated any commissions.

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

Omega United, Inc.’s largest competitor is GigMasters. – a leading music booking agent and music promotion, entertainment and talent agency.  Their website, http://www.gigmasters.com/, reaches customers and clients in North America  and Canada.  Other competitors are:  JL Entertainment, who provides bookings for more well-known performers;  Tapley Entertainment, which provides professional and talented artists �vailable for bookings at corporate events, trade shows, parties, conferences, or other special events; and Mark Sonder Productions, offering headline music/entertainment/speaker listings to fit any budget.

Our competitors have longer operating histories, longer client relationships and greater financial, management, sales, marketing and other resources.  Competition depends to a large extent on clients’ perception of the quality and effectiveness of our services and those of our competitors.  To the extent we lose clients to our competitors because of dissatisfaction our customer service, or if our reputation is adversely impacted for any other reason, our future ability to attract customers will be reduced.

Employees

Omega United, Inc. presently has no employees.  Instead, we presently rely on the efforts of our President and executive officer, Mrs. Shelley Clark.  We believe that our operations are currently on a small scale that is manageable by this individual on a part-time basis.

Reports to Security Holders

(1)

Omega United, Inc. will furnish shareholders with annual financial reports certified by Omega United’s independent accountants.

(2)

Omega United, Inc. has become a reporting issuer with the Securities and Exchange Commission.  Omega United files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

(3)

You may read and copy any materials Omega United, Inc. will file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20002.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site (http://www.sec.gov).

Risk Factors

Limited Operating History

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

No director, officer, significant employee or consultant of Omega United, Inc. has had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no votes of the security holders held.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Effective June 21, 2006, we have been approved for listing on the OTCBB under the symbol "OMGU".  As of December 31, 2007, no public market in Omega United, Inc.'s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop.  Omega United, Inc. makes no representation about the value of its common stock.

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

Holders

As of December 31, 2007, Omega United, Inc. has 6,880,500 shares of $0.001 par value common stock issued and outstanding held by 25 shareholders of record.  Omega United, Inc.'s Transfer Agent is:  Holladay  Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2007, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

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

Management’s Discussion and Analysis

We are an online entertainment booking service.  We currently list 39 artists on our website, which is located at www.omegaeventplanning.com.  We have listed the entertainers in our booking system and have provided the vendors the ability to publish content on our website.  No events for any of the entertainers have been reserved through Omega United.  Resultantly, we have not generated any revenues.

Total expenses for the year ended December 31, 2007 were $13,261, consisting solely of general and administrative expenses.  For the year ended December 31, 2006, we incurred total operating expenses of $17,932, consisting solely of general and administrative expenses.  The decrease in expenses can be attributed to decreased expenses related to the pursuit of our stated business objective of being an online entertainment booking service.  We cannot guarantee that our level of expenditures will not deviate materially and cannot predict the effects of any such deviation.  Total expenses since our inception in June 3, 1998 were $44,093, all of which is attributable to general and administrative expenses.

As a result of our lack of revenues and continued expenditures in pursuit of our business, we incurred net losses since our inception.  For the years ended December 31, 2007 and 2006, our aggregate loss was $13,261 and $17,932, respectively.  From the date of our inception to December 31, 2007, we had an accumulated deficit of $44,093.  We expect to incur ongoing losses for the next 12 months of operations unless we are able to increase our revenue generating ability significantly.

We expect to have negative cash flows for the fiscal year 2008, as we have a limited ability to realize cash flows from sales.  In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash.  As of December 31, 2007, we had $9,061 in cash on hand, which we believe may not be sufficient to continue our operations for the next at least twelve months.  We expect we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Omega United, Inc.

(A Development Stage Company)

Gruber & Company, LLC

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholder of

Omega United, Inc.

We have audited the accompanying balance sheets of Omega United, Inc.  (a Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholder’s equity and cash flows for the each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as  evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omega United, Inc.  as of December 31, 2007 and 2006, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

January 30, 2008

Member:  American Institute of Certified Public Accountants

Registered:  Public Company Accounting Oversight Board  (PCAOB)

Omega United, Inc.

(a Development Stage Company)

Balance Sheets

	December 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,061	$21,765

TOTAL CURRENT ASSETS	9,061	21,765

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$1,760 for 2007 and $1,203 for 2006	752	1, 309

TOTAL ASSETS	$9,813	$23,074

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

COMMITMENTS AND CONTINGENCIES	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value; 25,000,000 shares
authorized; 6,880,500 shares issued and outstanding
at 2007 and 2006 respectively	6,881	6,881
Additional paid-in capital	47,025	47,025
Deficit accumulated during development stage	(44,093)	(30,832)

TOTAL STOCKHOLDERS’ EQUITY	9,813	23,074

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,813	$23,074

The accompanying notes are an integral part of these financial statements.

Omega United, Inc.

(a Development Stage Company)

Statements of Operations

			Cumulative from
	For the years ended		June 3, 1998
	December 31,		(inception) to
	2007	2006	December 31,2007

REVENUE, net	$-	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	13,261	17,932	44,093

TOTAL OPERATING EXPENSES	13,261	17,932	44,093

LOSS BEFORE PROVISION FOR INCOME TAXES	(13,261)	(17,932)	(44,093)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(13,261)	$(17,932)	$(44,093)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	6,880,500	6,777,925	4,972,074

The accompanying notes are an integral part of these financial statements.

Omega United, Inc.

(a Development Stage Company)

Statements of Stockholders’ Equity

For the Period From June 3, 1998 (inception) to December 31, 2007

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(deficit)
Balance at inception (June 3, 1998)	-	$-	$-	$-	$-

Issuance of shares for services rendered	4,200,000	$4,200	-	-	4,200

Net loss for the period June 3, 1998 through December 31, 1998	-	-	-	(4,200)	(4,200)
Balance, December 31, 1998	4,200,000	4,200	-	(4,200)	-

Net loss for the year ended December 31, 1999	-	-	-	-	-
Balance, December 31, 1999	4,200,000	4,200	-	(4,200)	-

Net loss for the year ended December 31, 2000	-	-	-	-	-
Balance, December 31, 2000	4,200,000	4,200	-	(4,200)	-

Net loss for the year ended December 31, 2001	-	-	-	-	-
Balance December 31, 2001	4,200,000	4,200	-	(4,200)	-

Net loss for the year ended December 31, 2002	-	-	-	-	-
Balance, December 31, 2002	4,200,000	4,200	-	(4,200)	-

Issuance of shares for services rendered	120,500	121	1,084		1,205

Net loss for the year ended December 31, 2003	-	-	-	(1,205)	(1,205)
Balance, December 31, 2003	4,320,500	4,321	1,084	(5,405)	-

Issuance of shares for services rendered on February 4, 2004	1,000,000	1,000	9,000	-	10,000

Net loss for the year ended December 31, 2004	-	-	-	(4,482)	(4,482)
Balance, December 31, 2004	5,320,500	5,321	10,084	(9,887)	5,518

Net loss for the year ended December 31, 2005	-	-	-	(3,013)	(3,013)
Balance, December 31, 2005	5,320,500	5,321	10,084	(12,900)	2,505

Issuance of shares for cash on January 26, 2006	1,560,000	1,560	36,941	-	38,501

Net loss for the year ended December 31, 2006	-	-	-	(17,932)	(17,932)
Balance, December 31, 2006	6,880,500	6,881	47,025	(30,832)	23,074

Net loss for the year ended December 31, 2007	-	-	-	(13,261)	(13,261)
Balance, December 31, 2007	6,880,500	$6,881	$47,025	$(44,093)	$9,813

The accompanying notes are an integral part of these financial statements.

Omega United, Inc.

(A Development Stage Company)

Statements of Cash Flows

			Cumulative from
	For the years ended		June 3, 1998
	December 31,		(inception) to
	2007	2006	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,261)	$(17,932)	$(44,093)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of shares for services rendered	-	-	5,406
Depreciation	557	686	1,760
Changes in assets and liabilities:
Due to stockholder	-	(178)	-
Net cash used in operating activities	(12,704)	(17,246)	(36,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	38,500	48,500
Net cash provided by financing activities	-	38,500	48,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(875)	(2,512)
Net cash used by investing activities	-	(875)	(2,512)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(12,704)	20,379	9,061

CASH AND CASH EQUIVALENTS, Beginning of period	21,765	1,386	-

CASH AND CASH EQUIVALENTS, End of period	$9,061	$21,765	$9,061

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE TWELVE  MONTHS ENDED DECEMBER 31, 2007

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

Fair Value of Financial Instruments

The estimated fair values of cash, property and equipment, none of which are held for trading purposes, approximate their carrying value because of the short term maturity of these instruments or the stated interest rates are indicative of market interest rates.

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

FOR THE TWELVE  MONTHS ENDED DECEMBER 31, 2007

The estimated useful lives are as follows:

Computer equipment	3 years
Furniture & Fixture	5 years
Office equipment	5 years

The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statement of operations and comprehensive income.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically assesses the impairment of long-lived assets when conditions indicate a possible loss.  When necessary, we record charges for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of these assets.  The Company has recorded no impairment charges.

Special – purpose entities

The Company does not have any off-balance sheet financing activities.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense totaled $300 and $-0- at December 31, 2007 and 2006 and is included in selling, general and administrative expenses.

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

Basic and Diluted Income/Loss Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the  weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE TWELVE  MONTHS ENDED DECEMBER 31, 2007

include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2007, the Company does not have any equity or debt instruments outstanding that can be converted into common stock.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operated in a single business segment. For the twelve months ended December 31, 2007 and 2006, the Company had no revenue.

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

The Company may receive upfront fees from third parties who solicit the services of the Company as a booking agent.  The upfront fees may be either nonrefundable, or refundable based upon the contractual arrangement.  The upfront fees are recorded as deferred revenues when received,

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE TWELVE  MONTHS ENDED DECEMBER 31, 2007

and recorded as earned when the entertainer completes the agreed-upon performance.  If the event is cancelled and the upfront fee is refundable, the revenue is neither fixed nor determinable until the cancellation privileges lapse.  If the performance is cancelled and the fee is refunded, no revenue is recognized.  If the performance is cancelled and the fee is non-refundable, the revenue is recognized upon cancellation.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Note 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2007 and 2006:

	2007	2006
Office equipment	$ 2,512	$ 2,512
Less – Accumulated depreciation	1,760	1,203
	$ 752	$ 1,309

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE TWELVE  MONTHS ENDED DECEMBER 31, 2007

Depreciation expense totaled $557 and $686 for the years ended December 31, 2007 and 2006 and is included in selling, general and administrative expenses.

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

On February 4, 2004, the Company issued 1,000,000 shares of its $.001 par value common stock to Kendall Clark, an officer and director, in exchange for cash in the amount of $10,000.   At the time of the issuance, the Company had established its corporate framework, had issued its’ founders shares, and had begun to pursue its’ planned operations.  SFAS 123 does not specify the measurement date for share-based payment transactions with nonemployees for which the measure of the cost of goods acquired or services received is based on the fair value of the equity instruments issued.  EITF Issue No., 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,”establishes criteria for determining the measurement date for equity instruments issued in share-based payment transactions with nonemployees.  EITF 96-18 states that the issuer should measure the fair value of the equity instruments using the stock price and other measurement assumptions as of the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or the date at which the counterparty’s performance is complete.  The Company has determined that the measurement date of the transaction was the date of issue.   At the issue date, the Company’s shares were not publicly traded, therefore there was no established market price, and there were no bid or asked price, and there had been no initial public offering upon which to determine “fair market value.”  Since none of the foregoing measurements were available to determine “fair market value,” the Company’s Board of Directors determined, based on good faith, that the fair market value on the measurement date was $.01 per share.

On January 26, 2006, the Company closed a public offering under Regulation D of Rule 504 of the Securities and Exchange Commission.  The Company raised a total of $38,500 from twenty-three subscribers totaling 1,560,000 shares common stock.

As of September 30, 2007, there have been no further issuances of common stock.

NOTE 4 – INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate for the year ended December 31, 2007 is as follows:

Federal income tax rate	34.0%
Effect of net operating loss	(34.0%)
Effective income tax rate	0.0%

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 are as follows:

Net operating loss carry forwards	$44,093

OMEGA UNITED, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007

Less – Valuation allowance	(44,093)

The Company has a net operating loss of approximately $44,093 which will expire starting in 2019.  The Company has provided a valuation allowance for this deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not.

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

The following table sets forth certain information regarding the Chief Executive Officer, Chief Financial Officer and Directors of Omega United, Inc.:

Name	Age	Position
Shelley Clark	44	President, Chief Executive
		Officer, and Director
Kendall Clark	45	Secretary and Treasurer, Chief
		Financial Officer and Director

Our directors hold office until the next annual meeting of the stockholders, which shall be held in June of 2008, and until successors have been elected and qualified.  Our officers were appointed by our directors and will hold office until they resign or are removed from office.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2007 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2005 and had no trading activity in 2004.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The  following table sets forth, for most recent two completed fiscal years ended  December  31, 2007 and 2006 the cash compensation paid by the Company, as well as certain  other compensation paid with respect to those years  and  months, to the Chief  Executive  Officer  and,  to  the  extent applicable, each of the three other most highly compensated executive  officers  of the Company in  all  capacities  in which they served:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Non- qualified Deferred Compen -sation Earnings($)	All Other Compen -sation ($)	Total ($)

Shelley Clark	2007	0	0	0	0	0	0	0	0
President	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Kendall Clark	2007	0	0	0	0	0	0	0	0
Secretary and	2006	0	0	0	0	0	0	0	0
Treasurer	2005	0	0	0	0	0	0	0	0

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2007 certain information regarding the beneficial ownership of our common stock by:

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2007 and 2006 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2007	2006

Audit fees	$3,000	$3,000
Audit-related fees	304	304
Tax fees	275	275
All other fees	-	-

Total fees	$3,579	$3,579

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Omega United, Inc.

Signature	Title	Date

/s/ Shelley Clark	Chief Executive Officer	February 13, 2008
Shelley Clark	and President

/s/Kendall Clark	Chief Financial Officer and	February 13, 2008
Kendall Clark	Secretary-Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Omega United, Inc.

Signature	Title	Date

/s/ Shelley Clark	Chief Executive Officer and	February 13, 2008
Shelley Clark	President

/s/ Kendall Clark	Secretary/Treasurer	February 13, 2008
Kendall Clark	Chief Financial Officer