Form 10-Q
period 2008-03-31
Omega United Inc
filed 2008-05-15
CIK 1354027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-50983

OMEGA UNITED, INC.

(Name of registrant as specified in its charter)

NEVADA	27-0005846
(State or other jurisdiction of incorporation or	(IRS Employer identification No.)
organization)

7805 NW 15th Street
Miami, Florida 33126
(Address of principal executive offices)

(305) 599-1812
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes  ☐   No  ☒

As of March 31, 2008 there were 6,880,500 shares of the issuer’s $0.001 par value Common Stock outstanding.

OMEGA UNITED, INC.

(A Development Stage Company)

PART I

ITEM 1A. FINANCIAL STATEMENTS

OMEGA UNITED, INC. AUDITED (DECEMBER 31, 2007) AND UNAUDITED (MARCH 31, 2008) CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	433	9,061
TOTAL CURRENT ASSETS	433	9,061

PROPERTY AND EQUIPMENT, net	612	752
TOTAL ASSETS	1,045	9,813

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	11	—
Notes Payable	2,000	—
TOTAL CURRENT LIABILITIES	2,011	—
TOTAL LIABILITIES	2,011	—

STOCKHOLDERS’ (DEFICIT) EQUITY
Common Stock	6,881	6,881
Additional paid-in capital	47,025	47,025
Accumulated deficit	(54,872)	(44,093)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(966)	9,813
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	1,045	9,813

OMEGA UNITED, INC. UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the 3 Months Ended	For the 3 Months Ended
	March 31, 2008	March 31, 2007
NET REVENUES	—	—

OPERATING EXPENSES
General and administrative	10,768	3,313
TOTAL OPERATING EXPENSES	10,768	3,313

OPERATING LOSS	(10,768)	(3,313)

OTHER EXPENSE
Interest expense	11	—
TOTAL OTHER EXPENSES	11	—

NET LOSS	(10,779)	(3,313)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	6,880,500	6,880,500

OMEGA UNITED, INC. UNAUDITED INTERIM CONDENSED STATEMENT OF STOCKHOLDER’S DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2008

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total
BALANCES AT DECEMBER 31, 2007	6,881	47,025	(44,093)	9,813

Net loss			(10,779)	(10,779)

BALANCES AT MARCH 31, 2008	6,881	47,025	(54,872)	(966)

OMEGA UNITED, INC. UNAUDITED INTERIM CONDENSED STATEMENT OF CASH FLOW

	For the 3 months ended March 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,779)	$(3,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140	140
Changes in assets and liabilities
Net cash used in operating activities	(10,639)	(3,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditure	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable, net and accrued interest	2,011	—
Net cash provided by financing activities	2,011	—
Net decrease in cash and cash equivalents	(8,628)	(3,173)
Cash and cash equivalents, beginning of quarter	9,061	21,765
Cash and cash equivalents, end of quarter	$433	$18,592

BUSINESS COMBINATIONS

On April 15, 2008, Omega United, Inc. (“Omega”) entered into and closed an Agreement Concerning the Exchange of Securities between Omega and SkyPostal, Inc. (“SkyPostal”) and the Security Holders of SkyPostal (the “Securities Exchange”). Pursuant to the Securities Exchange, Omega issued 29,000,000 shares of common stock for all of the issued and outstanding common stock of SkyPostal. The unaudited interim consolidated condensed financial statements for the three month period ending March 31, 2008 and March 31, 2007 and for the year ending December 31, 2007 presented herein are presented on a pro forma basis as if the Securities Exchange had taken place on January 1, 2007. Any reference hereafter to the “Company” refers to Omega and SkyPostal on a consolidated basis, as if the Securities Exchange had occurred.

OMEGA UNITED, INC. AND SUBSIDIARY UNAUDITED PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$1,212,227	$9,912
Accounts receivable, net	781,525	635,277
Prepaid expenses and other	166,757	107,834
TOTAL CURRENT ASSETS	2,160,509	753,023

DUE FROM STOCKHOLDER	64,852	40,687
PROPERTY AND EQUIPMENT, net	125,605	138,770
INTANGIBLES AND OTHER ASSETS	265,680	232,873
TOTAL ASSETS	2,616,646	1,165,353

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	2,259,612	3,680,500
Current portion of due to stockholders	447,278	135,975
Current portion of notes payable	1,963,040	4,022,729
Customer deposits	314,957	12,831
TOTAL CURRENT LIABILITIES	4,984,887	7,852,035

DUE TO STOCKHOLDERS, less current portion	—	329,542

NOTES PAYABLE, less current portion	—	97,054

EXCESS OF VALUE OF PUT OPTIONS OVER THE ESTIMATED FAIR VALUE OF SHARES	1,600,000	1,600,000
TOTAL LIABILITIES	6,584,887	9,878,631

STOCKHOLDERS’ DEFICIT
Common Stock	9,840	8,494
Additional paid-in capital	10,971,856	5,197,666
Accumulated deficit	(14,949,937)	(13,919,438)
TOTAL STOCKHOLDERS’ DEFICIT	(3,968,241)	(8,713,278)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,616,646	$1,165,353

OMEGA UNITED, INC. AND SUBSIDIARY UNAUDITED PRO FORMA INTERIM CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

	For the 3 Months Ended
	2008	2007
NET REVENUES	$2,440,801	$1,747,765

OPERATING EXPENSES
Cost of delivery	1,854,462	1,448,128
General and administrative	801,890	419,304
Stock based compensation	608,639	69,204
Factoring fees	45,058	58,523
TOTAL OPERATING EXPENSES	3,310,049	1,995,159

OPERATING LOSS	(869,248)	(247,394)

OTHER EXPENSES/(INCOME)
Interest expense	164,212	123,463
Initial Public Offering expenses	—	55,919
Other	(2,961)	18,642
TOTAL OTHER EXPENSES	161,251	198,024

NET LOSS	$(1,030,499)	$(445,418)

OMEGA UNITED, INC. AND SUBSIDIARY UNAUDITED PRO FORMA INTERIM CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDER’S DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2008

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total
BALANCES AT DECEMBER 31, 2007	$8,494	$5,197,666	$(13,919,438)	$(8,713,278)

Net loss	—	—	(1,030,499)	(1,030,499)
Stock compensation	360	885,096	—	885,456
Paid in Capital from Investors	362	1,582,676	—	1,583,038
Conversion of debt to common stock	498	2,567,580	—	2,568,078
Conversion of notes payable to common stock	106	431,099	—	431,205
Conversion of accounts payable to common stock	20	99,980	—	100,000
Warrants issued	—	188,144	—	188,144
Warrants exercised	—	19,615	—	19,615

BALANCES AT MARCH 31, 2008	$9,840	$10,971,856	$(14,949,937)	$(3,968,241)

OMEGA UNITED, INC. AND SUBSIDIARY UNAUDITED PRO FORMA INTERIM CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	For the 3 months ended March 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,030,499)	$(445,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,864	45,069
Bad debt expense	58,573	—
Stock compensation	608,639	69,204
Reversal of allowance for doubtful accounts	89,293	—
Changes in assets and liabilities
Increase in accounts receiveable	(294,114)	(223,464)
(Increase) decrease in prepaids and other assets	(39,835)	53,949
(Increase) decrease in due from stockholders	(24,165)	46,968
Increase in intangible and other assets	(32,807)	(47,579)
Decrease in accounts payable and accrued liabilities	(731,337)	(457,083)
Increase (decrease) in customer deposits	302,126	(300,106)
Net cash used in operating activities	(1,080,262)	(1,258,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditure	(700)	—
Net cash used in investing activities	(700)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of capital stock	1,583,038	—
Warrants exercised	527	—
Due to affiliates	(18,239)	(51,017)
Notes payable, net	717,951	1,306,304
Net cash provided by financing activities	2,283,277	1,255,287
Net increase (decrease) in cash and cash equivalents	1,202,315	(3,173)
Cash and cash equivalents, beginning of quarter	9,912	22,502
Cash and cash equivalents, end of quarter	$1,212,227	$19,329

Note 1    Basis of Presentation

On April 15, 2008, Omega entered into and closed an Agreement Concerning the Exchange of Securities between Omega and SkyPostal and the Security Holders of SkyPostal (the “Securities Exchange”). Pursuant to the Securities Exchange, Omega issued 29,000,000 shares of common stock for all of the issued and outstanding common stock of SkyPostal.  The unaudited interim consolidated condensed financial statements for the three month period ending March 31, 2008 and March 31, 2007 presented herein are presented on a pro forma basis as if the Securities Exchange had taken place on January 1, 2007.  The pro forma consolidated condensed balance sheet as of December 31, 2007 has been derived from the audited financial statements of SkyPostal and Omega at December 31, 2007.

The merger of a private operating company into a nonoperating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public shell continuing only as passive investors. The securities exchange commission (“SEC”) staff’s rules indicate that these transactions are to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the private company issuing stock for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded.

The unaudited pro forma interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the SEC and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. Except for certain direct expenses totaling $ 45,962 related to the private placement of common stock with European investors (the “Private Placement”) that were subtracted from the gross amount of the proceeds from that sale of common stock, all adjustments made were of a normal recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted.  Pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading, you should read these unaudited interim consolidated condensed financial statements along with the consolidated financial statements and notes contained in the audited financial statements of SkyPostal for the year ended December 31, 2007. These audited statements were filed in a Form 8-K with the SEC on April 17, 2008.

As shown in the accompanying pro forma consolidated financial statements, the Company has incurred losses from operations of $ 1,030,499 in the three months ended March 31, 2008.  As of March 31, 2008, the Company’s current liabilities exceeded its current assets by $ 2,824,378 and its total liabilities exceeded its total assets by $ 3,968,241. These factors raise substantial doubt about the Company’s ability to continue as a going concern, which was the opinion of SkyPostal’s auditors in the financial statements for the year ending December 31, 2007. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Operating results for the interim period should not be viewed as representative of results that may be expected for the year ending December 31, 2008.

The pro forma financial information includes, where applicable, the following transactions at the date of their occurence:

Private Placement

From March 7, 2008 through March 31, 2008, SkyPostal sold 3,620,000 shares of common stock for $ 1,810,000, or $ .50 per share. SkyPostal sold an additional 11,330,000 shares for $5,665,000 ($ .50 per share) from April 1, 2008 through May 9, 2008.  The Company has also received signed subscription agreements as of May 9, 2008 to purchase an additional 2,228,580 shares of common stock at $ .50 per share, which if paid for would represent an additional $ 1,114,290. This Private Placement was arranged by Falcon Capital (“Falcon”) whose Managing Partner, Mathijs van Houweninge, is a Director of the Company. The Private Placement is ongoing at the date of this Form 10Q with the goal of raising a total of $10,000,000 from the sale of a total of 20,000,000 shares, but there can be no assurances that Falcon will be able to sell additional shares of common stock sufficient to reach 20,000,000 or that the Company will receive a total of $ 10,000,000 from the Private Placement. Falcon receives a cash fee of 10% of the total funds raised and will be granted warrants to purchase shares of the Company’s common stock equal to 10% of the number of shares sold. Each warrant entitles the holder to purchase a share of the Company’s common stock at an exercise price of $ .50 during an exercise period of three years from the day a stock subscription agreement is paid in full.

Promissory Note Financing

On January 8, 2008, SkyPostal issued notes payable of $ 80,000. These notes bear interest at 18% and have a maturity date of December 31, 2008 (the “New Notes”). These notes were converted on March 31, 2008 into 228,570 shares of common stock, at an average price of $ .35 per share.

In February and March 2008, SkyPostal raised $ 600,000 from the issuance of convertible notes with an interest rate of 10%. The notes mature on the earlier of the date SkyPostal completes a financing of a minimum of $ 5,000,000 (which was achieved on April 15, 2008) or June 30, 2008. Within 180 days of such financing, at the option of the holder, the convertible notes and accrued interest may be converted into shares of the common stock of SkyPostal at $ .50 per share. The convertible note holders also received 600,000 warrants with an exercise price of $ .50 to purchase 600,000 shares of the Company’s common stock on or before certain dates in March 2011. Falcon is a holder of $ 250,000 of these convertible notes.  As of April 30, 2008, $500,000 of the notes were repaid.  As of March 31, 2008, $100,000 plus accrued interest was converted into 202,410 common shares.

SkyPostal notes payable totaling $250,000 were converted into 628,571 shares of SkyPostal’s common stock, at an average price per share of $ .398, on March 31, 2008.

As of March 31, 2008, another group of SkyPostal convertible note holders with principal and accrued interest totaling $ 2,568,078 converted the total amount owed into 6,048,154 shares of the Company’s common stock at an average price per share of $ .425. As part of the note conversion, 1,061,457 warrants held by the note holders were exchanged for an equal number of shares of common stock.

Accounts Payable Converted to Common Stock

A SkyPostal account payable to one supplier totaling $100,000 was converted into 200,000 shares of the Company’s common stock, at an average price per share of $ .50 per share, on March 31, 2008.

Issuance of Warrants

In connection with the issuance of the $ 600,000 in promissory notes by SkyPostal, SkyPostal granted the note holders 600,000 warrants to purchase shares of the Company common stock exercisable on or before March 2011 at an exercise price of $ .50. The Company has valued these warrants at $ 188,144 using the Lattice option pricing model, adjusted for estimated forfeitures. This amount has been recorded as a discount to notes payable and expensed on a pro rata basis from issuance date through April 30, 2008 ($ 62,985 as of March 31, 2008 and $ 125,159 as of April 30, 2008).

The warrants were valued at $ .30- $ .32 each utilizing the following factors:

Warrant life	3 years
Volatility	58% - 59%
Risk-free interest rate	1.48% - 2.23%
Exercise price	$0.50
Market price	$0.50

On March 27, 2006, SkyPostal entered into a one year renewable agreement to sell, on an ongoing basis, selected trade accounts receivable to a third party factor. The agreement was renewed on October 1, 2007 for a one year term. SkyPostal expects to terminate the agreement with the factor due to the Company’s improved liquidity position and repay in full any amounts owed to the factor during the second quarter of 2008.

Share Option Agreement

On April 1, 2007, SkyPostal agreed to a mandatory redemption with a shareholder of 3,200,000 shares of common stock at a price per share of $1.00. This shareholder, on May 15, 2006, had assumed SkyPostal’s bank loans totaling $3,197,000 in exchange for 3,144,608 shares ($1.02 per share) as a condition placed by the investment banker to undertake a listing on the London Stock Exchange Alternative Investment Market (AIM). When this listing was abandoned due to an inability to raise a minimum amount of new capital, SkyPostal, on April 1, 2007, granted the shareholder a Put Option to redeem 3,200,000 shares in the amount of 160,000 shares per quarter from April 1, 2008 to January 2, 2013 at a price of $1.00 per share. At March 31, 2008 and December 31, 2007, SkyPostal’s stock price was valued at $.50 per share. Accordingly, a liability of $1,600,000 has been recorded for the difference between the stock price at March 31, 2008 and December 31, 2007 and the exercise price of each put option times the number of shares subject to the put. The liability will be adjusted based on the SkyPostal’s stock price at the end of each reporting period. Any shares that are ultimately repurchased will be recorded as treasury stock at fair value of the shares at the time of repurchase.

Stock Based Compensation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, cancellation of an award accompanied by the concurrent grant of a replacement award or other valuable consideration shall be accounted for as a modification of the terms of the cancelled award. Therefore, incremental compensation cost shall be measured as the excess of the fair value of the replacement award or other valuable consideration over the fair value of the cancelled award at the cancellation date. Thus, the total compensation cost measured at the date of a cancellation and replacement shall be the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered (or has already been rendered) at that date plus the incremental cost resulting from the cancellation and replacement.

In connection with the Securities Exchange on April 15, 2008, the Company entered into certain agreements:

With certain members of executive management, with respect to unpaid compensation in prior periods, the Company granted them 1,085,556 shares of common stock in exchange for the release of this liability.

With certain members of executive management, with respect to certain stock options for SkyPostal common stock that they held, the Company granted them one share of common stock in exchange for every two options they held; this resulted in the issuance to them of 2,468,797 shares of common stock.

The Company currently has no options outstanding to employees or any third party to purchase shares of common stock.

Pursuant to SFAS No. 123R rules and regulations, the Company expensed $ 487,621 of the expense related to the unpaid compensation and stock options for the year ending December 31, 2007 and $ 578,685 related to the exchange of options for shares of common stock and for unpaid compensation for the quarter ending March 31, 2008. The total amount of this expense, $ 1,066,306, represents the 3, 554,353 shares of common stock referenced in the prior paragraph valued at $ .30 per share. The total expense of $ 1,066,306 is a non-cash expense that will not be recurring.

Note 2    Liquidity, Financial Condition and Management Plans

Historically, the primary source of SkyPostal’s liquidity has been the issuance of promissory notes (some of which have been converted into common stock), the sale of common stock and shareholder loans to SkyPostal. As of April 30, 2008, all of these promissory notes have been repaid or have been converted to common stock.

Management Plans

The Company intends to seek out future acquisitions as the principal means to increase monthly tonnage of mail delivered in order to achieve operating income sufficient to cover other expenses and achieve a net profit. To complete such acquisitions the Company may require additional financing for which the Company has no financing commitments and for which management believes no assurances can be given that such financing commitments will be obtained. The Company also plans to seek out new customers and to increase business with existing customers as additional means to increase tonnage and reach profitability.

Note 3    Significant Accounting Policies

Principles of Consolidation

On April 15, 2008, Omega entered into and closed an Agreement Concerning the Exchange of Securities between Omega and SkyPostal and the Security Holders of SkyPostal (the “Securities Exchange”). Pursuant to the Securities Exchange, Omega issued 29,000,000 shares of common stock for all of the issued and outstanding common stock of SkyPostal. The unaudited interim consolidated condensed financial statements for the three month period ending March 31, 2008 and March 31, 2007 presented herein are presented on a pro forma basis as if the Securities Exchange had taken place on January 1, 2007. All inter-company balances and transactions have been eliminated in consolidation.

Loss per Share

Both basic and diluted net loss per share were not presented on the face of the pro forma unaudited interim consolidated condensed statement of operations. The Company believes it would be substantially misleading to calculate net loss per share based on the shares of Omega outstanding at March 31, 2008 because such number would not reflect the Securities Exchange and the resultant increase in the number of shares on April 15, 2008. The Company plans to report earnings per share in accordance with SFAS No. 128, “Earnings per Share,” beginning with the quarter ending June 30, 2008.

Note 4    New Pronouncements

Non-Controlling Interest

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements – an amendment to ARB No. 51”.  SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures to identity and distinguish between the interest of the parent and the interest of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company will adopt this Statement in its fiscal year beginning January 1, 2009.  The Company does not currently expect the adoption of this Statement to have a material effect on the Company’s financial statements.

Uncertainty in Income Taxes

In June 2006, FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 was effective for fiscal years beginning after December 15, 2006.  On February 1, 2008, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.  This FSP defers the effective date of FIN 48 for nonpublic enterprises included within this FSP’s scope to the annual financial statements for fiscal years beginning after December 15, 2007 (applied as of the beginning of the enterprise’s fiscal year).  The Company adopted this statement on January 1, 2008.  Adoption of this statement did not have a material effect on the Company’s financial statements.

Note 5    Concentration of Credit Risk

In the normal course of business, SkyPostal incurs credit risk from accounts receivable and transactions with financial institutions. SkyPostal has a credit policy which is used to manage the risk. As part of this policy, limits on exposure with counterparties have been set and are monitored on a regular basis. Anticipated bad debt losses have been provided for in the allowance for doubtful accounts.

During the three months ended March 31, 2008, approximately 13% of SkyPostal’s revenues were generated from one customer and approximately 16% of SkyPostal’s cost of sales was purchased from one vendor. At March 31, 2008, one customer represented approximately 13% of SkyPostal’s gross accounts receivable and one vendor represented approximately 9% of SkyPostal’s accounts payable.  For the quarter ended March 31, 2007, approximately 26% of SkyPostal’s revenues were derived from one customer and approximately 25% of its cost of sales originated from one vendor.  At March 31, 2007, one customer accounted for approximately 19% of SkyPostal’s gross accounts receivable and one vendor accounted for approximately 15% of SkyPostal’s accounts payable.

Note 6    Pending Legal Matters

The Company is not a party to litigation in any jurisdiction.

Note 7    Segment Information

The Company operates and manages its business based on the following segments:

U.S. Operations

Foreign Operations

The Company does not capture complete delivery costs by segment because each segment uses shared services at its sorting facility in Miami and a third party facility in London. Consequently, the Company only reports revenue by segment as shown below and does not report the statement of operations and the balance sheet by segment.

	For the 3 months ended March 31		Change
Segment	2008	2007	Amount	Percent
US	$1,899,250	$1,179,321	$719,929	61.0
Foreign	541,551	568,444	(26,893)	-4.7
Total	$2,440,801	$1,747,765	$693,036	39.7

The increase in the U.S. segment is attributable to new customers, increased volume with existing customers and tonnage and revenue from the Spring acquisition, which was closed in August 2007. The year-on-year increase in tonnage is approximately 29%. The decline in the Foreign segment is largely attributable to one customer. The Company does not expect to recover the lost business with this customer, but increased volume principally with an existing customer has helped to offset the lost revenue.

Note 8    Subsequent Events

Promissory Notes

By April 30, 2008, certain note holders of the February 2008 Convertible Notes had requested repayment based on a Financing Event and the Company had repaid $ 500,000 in principal plus accrued interest. A Financing Event was defined in that note agreement as the Company raising at least $ 5,000,000 through the Private Placement, which was achieved April 15, 2008. An additional note holder converted $100,000 in principal amount plus accrued interest into common stock at $ .50 per share.

On May 1, 2008, the Company repaid a note holder $ 350,000 in principal plus accrued interest, which resulted in the last promissory note being repaid in full.

Notes Due to Shareholders

On May 1, 2008, the Company had repaid $400,076 in notes due to shareholders plus accrued interest.  The remaining balance outstanding was $ 47,994.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note About Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results could differ materially from those anticipated in these forward-looking statements. The Company undertakes no obligation, and does not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will materialize.

Introduction

SkyPostal is an international mail distribution company based in Miami, Florida that specializes in the hand delivery to final addressees of commercial mail and periodicals mailed into the Latin America-Caribbean region (LAC) from the United States and Europe.

Overview

SkyPostal provides international, wholesale mail delivery services to 20 major countries in LAC, of which all of the countries would be classified as emerging markets. SkyPostal provides a door-to-door service largely using outsourced transportation via international commercial airlines and local in-country delivery companies, private postal services and national postal services in some countries. SkyPostal operates a facility in Miami, FL for the sorting and consolidating of mail for shipment to specific countries in Latin America. It outsources its mail sorting facility in London, which processes mail originating in Europe. By combining its expertise in international logistics with its outsourced network of in-country private postal services, SkyPostal is one of only a few companies that can reliably deliver international mail in a time defined period to the ultimate recipient in Latin America at substantial costs below the international applicable postage of the origin country.

SkyPostal generates revenue based on the tonnage of mail delivered, measured in kilograms, based on the distance to deliver, contract terms for committed annual tonnage or service and volume discounts.

SkyPostal manages its business based on where the mail originates or the source of the mail, which results in two segments, which are described below.

US Operations - international mail and parcel post originating from commercial re-mailers, mail consolidators, mail fulfillment houses and US facilities of international postal administrations operating in the US.

Foreign Operations—international mail and parcel post originating outside the US principally Europe and LAC, from commercial re-mailers, mail wholesalers, local private postal services, international delivery companies and national postal administrations not based in the US. Mail originating in Europe is destined principally to LAC. Mail originating in LAC is principally destined to the US, Europe and Far East.

Except as presented in Segment Information, the Company does not report information by segment. Consequently, the following information related to the statements of operations reflects the results for the two segments combined, which is the totality of the Company’s operations.

Management, including the Chief Executive Officer and the Chief Financial Officer, believes that increased tonnage, which has increased for each of the last five quarters on a trailing twelve month basis by approximately 46%, will continue throughout 2008. The increase in tonnage, combined with the improved revenue per kilogram, lower delivery cost per kilogram and the resultant improved margin between revenue and delivery cost per kilogram in the quarter ending March 31, 2008 will allow the Company to achieve operating income in certain quarters of 2008. The Company is in various stages of the process to close new business with several new customers, which would be part of the increased tonnage management expects in 2008. The Company is also actively seeking acquisitions which are expected to accelerate the timing to profitability.

Comparison of Three Months Ended March 31, 2008

The following table sets forth, for the periods indicated, unaudited pro forma interim consolidated condensed statements of operations information and information from our unaudited interim consolidated condensed statements of operations expressed as a percentage of revenue.

	For the 3 months ended March 31				Change
	2008	Percent	2007	Percent	Amount	Percent
NET REVENUES	$2,440,801	100.0%	$1,747,765	100.0%	$693,036	39.7%

OPERATING EXPENSES
Cost of Delivery	1,854,462	76.0	1,448,128	82.9	406,334	28.1
General and Administrative	801,890	32.9	419,304	24.0	382,586	91.2
Stock based compensation	608,639	24.9	69,204	4.0	539,435	779.5
Factoring Fees	45,058	1.8	58,523	3.3	(13,465)	(23.0)
TOTAL OPERATING EXPENSES	3,310,049	135.6	1,995,159	114.2	1,314,890	65.9

OPERATING LOSS	(869,248)	(35.6)	(247,394)	(14.2)	(621,854)	251.4

OTHER EXPENSES/(INCOME)
Interest	164,212	6.7	123,463	7.1	40,749	33.0
Initial Public Offering expenses	—	—	55,919	3.2	(55,919)	(100.0)
Other	(2,961)	(0.1)	18,642	1.1	(21,603)	(115.9)
TOTAL OTHER EXPENSES	161,251	6.6	198,024	11.3	(36,773)	(18.6)

NET LOSS	$(1,030,499)	-42.2%	$(445,418)	-25.5%	$(585,081)	131.4%

Revenue

Revenue increased in 2008 due to the Spring acquisition, which was completed in August 2007 and increased business with customers in the U.S. segment. These increases resulted from an approximately 35% increase in tonnage and improved revenue per kilogram.

Operating Expenses

Cost of Delivery. This expense increased due to increased tonnage in 2008, but the delivery cost per kilogram declined by approximately five percent compared to 2007.

General and Administrative. The increased expense is attributable primarily to increased salary expense for new senior management, the expensing of shares of common stock granted to senior management and certain professional advisors, increased travel expenses, increased accounting fees related to the 2007 audit and a provision for bad debt expense in the quarter ending March 31, 2008 which was not recorded in first quarter of 2007.

Factoring Fees.  The Company’s ability to secure financing outside of its factoring relationship led to slightly lower factoring fees in 2008.

Operating Loss. The operating loss in 2008 increased despite increased tonnage and revenue, better revenue per kilogram and lower delivery cost per kilogram principally due to non-cash expenses for stock based compensation for senior management and the increase in audit fees.

Other Expenses

Interest Expense. Interest in 2008 exceeded 2007 by $ 102,502 due to increased borrowings by SkyPostal, offset by the reversal of an over accrual in prior periods in the amount of $ 61,753.

Initial Public Offering Expenses. Expenses related to the Private Placement that commenced in March 2008 were charged against Paid-in Capital, in accordance with SEC Staff Accounting Bulletin Topic 5D. Expenses related to SkyPostal’s aborted listing on the Alternative Investment Market (AIM) of the London Stock Exchange in 2007 were expensed as shown.

Net Loss

Despite increased tonnage and revenue, higher revenue per kilogram, lower delivery cost per kilogram and the resultant better margin between revenue and delivery cost per kilogram, the net loss increased in the period ending March 31, 2008 largely due to the non-recurring, non-cash expense related to the exchange of options for shares of common stock and for unpaid compensation for senior management, which totaled $ 578,685. The trend in tonnage, revenue and the margin between revenue and delivery cost per kilogram indicate to management that the Company may achieve an operating income for certain quarters in 2008.

Liquidity and Capital Resources

Operating Activities. The Company’s principal source of liquidity is not cash generated from operations. The net cash used in operating activities in the quarter ending March 31, 2008 was ($ 1,080,262) compared with ($ 1,258,460) in the quarter ending March 31, 2007. During the first quarter of 2008 the Company made a significant pay down in accounts payable which is largely responsible for the negative cash used in operations and benefited from the receipt of a significant deposit from a customer.

Investing Activities. During the quarter ended March 31, 2008, cash used in investing activities was $ 700. The Company has historically not needed to invest in capital equipment in order to support increased tonnage.

Financing Activities. During the quarter ended March 31, 2008, cash provided by financing activities was $ 2,283,277 compared to $ 1,255,287 provided by financing activities in the quarter ended March 31, 2007. During the quarter ended March 31, 2008, the Company received proceeds of $ 1,583,038 (net of direct expenses totaling $ 226,962 related to the Private Placement) from the issuance of new shares of common stock through the Private Placement and $ 717,951 from the issuance of notes payable. These notes had all been repaid or converted to common stock by April 30, 2008.

The Company had a negative working capital position at March 31, 2008 and March 31, 2007.  Management does not expect the Company to achieve a positive working capital position in the foreseeable future.

Additional information related to Liquidity and Capital Resources is contained in Subsequent Events.

Earnings before interest expense, taxes, depreciation and amortization (EBITDA), which is not a term defined by GAAP, for the quarters ending March 31, 2008 and March 31, 2007 are shown below:

	For the 3 months ended March 31
	2008	2007
Net loss	$(1,030,499)	$(445,418)
Add back
Interest expense	164,212	123,463
Depreciation	13,864	45,069
Taxes	—	—
Stock based compensation	608,639	69,204
Other non-cash charges	58,573	—
Total Add back	845,288	237,736
EBITDA	$(185,211)	$(207,682)

Comparison of Balance Sheet as of March 31, 2008 to December 31, 2007

As of March 31, 2008, the Company’s current liabilities exceeded its current assets by $ 2,824,378 and its total liabilities exceeded its total assets by $ 3,968,241.  As of December 31, 2007, current liabilities exceeded current assets by $ 7,099,012 and total liabilities exceeded total assets by $ 8,713,278.  As of March 31, 2008, the Company’s cash balance was $ 1,212,227 as compared to $ 9,912 on December 31, 2007.  These improvements are primarily due to the use of proceeds from the Company’s Private Placement to retire debt and reduce its accounts payable balances.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is subject to interest rate risk primarily associated with borrowings to fund its strategy and to ensure liquidity for any future transactions. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risks may include the risk of increasing interest rates on short-term debt and the risk of increasing interest rates for planned new fixed rate long-term financings.

CONTROLS AND PROCEDURES

Management, including the Company’s Chief Executive Officer and the Chief Financial Officer, believes that the Company should improve the effectiveness of the Company’s disclosure controls and procedures and prepare to become compliant with the requirements of the Sarbanes-Oxley Act of 2002, to which the Company is not yet subject. Management will commence a process in May 2008 to interview qualified consultants and to solicit proposals for the necessary work to comply with Sarbanes-Oxley. Management plans to involve the Company’s outside auditors in the selection process and in the determination of the work to be performed. The Company expects that the consultants will complete their work, including the implementation of any necessary changes, by year end 2008, but at this time there can be no assurance that the work will be completed according to the timeline that management currently anticipates.

PART II - OTHER INFORMATION

On April 15, 2008, Omega United, Inc. (“Omega”) entered into and closed an Agreement Concerning the Exchange of Securities between Omega and SkyPostal, Inc. (“SkyPostal”) and the Security Holders of SkyPostal (the “Securities Exchange”). Pursuant to the Securities Exchange, Omega issued 29,000,000 shares of common stock for all of the issued and outstanding common stock of SkyPostal. Any reference hereafter to the “Company” refers to Omega and SkyPostal on a consolidated basis, as if the Securities Exchange had occurred.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before purchasing any shares of the Company’s common stock. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties may also adversely impair the Company’s business operations. If any of the events described in the risk factors below actually occurs, its business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy shares of the Company’s common stock.

As shown in the accompanying pro forma consolidated financial statements, the Company has incurred losses from operations of $ 1,030,499 in the three months ended March 31, 2008.  As of March 31, 2008, the Company’s current liabilities exceeded its current assets by $ 2,824,378 and its total liabilities exceeded its total assets by $ 3,968,241. These factors raise substantial doubt about the Company’s ability to continue as a going concern, which was the opinion of SkyPostal’s auditors in the financial statements for the year ending December 31, 2007. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Risks Related to the Company

The Company relies on its relationships with major state owned and private postal operators and cannot be assured that these relationships will be sustained, in which event its revenue and any profitability would be reduced.

SkyPostal has agreements with government postal services, such as the French postal service and Deutsche Post’s DHL Global Mail, to deliver commercial mail into the LAC. SkyPostal also delivers mail to the LAC for a number of large international companies. The agreements may generally be cancelled on 30 days’ notice and do not require any minimum quantities of mail to be delivered. There can be no guarantee that the level of future mail to be delivered from current clients will continue. A material decrease in tonnage from any of SkyPostal’s major mailers, or the loss of any of its larger clients, would reduce its revenue and any profitability. In addition, to the extent that new clients are added, whether following the loss of existing clients or otherwise, the Company may incur substantial start-up expenses in initiating services to new clients.

The Company’s growth may be dependent on its ability to complete acquisitions and integrate the operations of acquired businesses, in the absence of which its revenue would be reduced from anticipated levels and its expenses would be elevated.

The Company expects that a significant portion of its growth may be achieved through acquisitions of other private postal delivery companies and its growth strategy includes such acquisitions. The Company may not be able to make acquisitions in the future and any acquisitions that are made may not be successful. Furthermore, future acquisitions may have a material adverse effect upon operating results, particularly in periods immediately following the consummation of those transactions while the operations of the acquired businesses are being integrated into the Company’s operations.

Achieving the benefits of acquisitions depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the business of acquired companies into the Company’s purchasing programs, distribution network, marketing programs and reporting and information systems. The Company may not be able to successfully integrate acquired companies’ operations or personnel, or realize the anticipated benefits of the acquisition. the Company’s ability to integrate acquisitions may be adversely affected by many factors, including the size of the business acquired and the allocation of its limited management resources among various integration efforts.

In connection with the acquisition of businesses in the future, the Company may decide to consolidate the operations of an acquired business with existing operations or make other changes with respect to the acquired business, which could result in special charges or other expenses. Results of operations also may be adversely affected by expenses incurred in making acquisitions, by amortization of acquisition-related intangible assets and by additional depreciation expense attributable to acquired assets. Any of the businesses acquired may also have liabilities or adverse operating issues, including some not discovered before the acquisition. Additionally, the Company’s ability to make any future acquisitions may depend upon obtaining additional financing, and the Company may not be able to obtain additional financing on acceptable terms or at all. To the extent that the Company seeks to acquire other businesses in exchange for its common stock, fluctuations in the stock price could have a material adverse effect on its ability to complete acquisitions.

While the Company’s corporate plans call for the acquisition of additional businesses, managing growth may be difficult and the actual growth rate may decline, thereby reducing revenue and increasing expenses.

The Company’s growth has placed and will continue to place significant demands on administrative, operational and financial resources, and the Company may not be able to successfully integrate the operations of acquired businesses with its existing operations, which could have a material adverse effect on the business, and growth may not continue. To the extent that its customer base and its services continue to grow, this growth will place a significant demand on its managerial, administrative, operational and financial resources. Future performance and results of operations will depend in part on its ability to successfully implement enhancements to its business management systems and to adapt those systems as necessary to respond to changes in the business.

The Company is dependent for success on a few key executive officers, including Albert P. Hernandez. Its inability to retain those officers would impede its growth strategy, which would have a negative impact on the business and the value of your investment.

The Company’s success is largely dependent on the skills, experience and efforts of Albert P. Hernandez, its Chief Executive Officer, and other key executive officers. The loss of one or more of the Company’s executive officers could have a material adverse effect upon its growth strategy and future business development, and therefore the value of your investment. The Company does not maintain key man life insurance on any executive officers, but we are in the process of placing a policy on Mr. Albert Hernandez, the CEO. Additionally, any failure to attract and retain qualified employees in the future could also negatively impact the Company’s business strategy.

Negative economic and political developments in the Latin American-Caribbean region may reduce the Company’s revenue and any profitability.

A large portion of the Company’s operations is located in LAC. As a result, the Company’s financial condition, results of operations and business may be negatively affected by the general condition of LAC’s regional economy, any devaluation of local currencies as compared to the US Dollar, as well as inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in the LAC region. Any of these events could reduce its revenue and any profitability.

Currency fluctuations or the devaluation and depreciation of local currencies could limit the Company’s ability to convert those currencies into US Dollars or reduce the amount of US Dollars received upon currency conversions.

Decreases in the value of any of the currencies within the LAC region against the US Dollar could cause the Company to incur foreign exchange losses, which would reduce net income. Severe devaluation or depreciation of the currencies of countries in the LAC region may also result in governmental intervention, as has resulted in Venezuela, or disruption of international foreign exchange markets. This may limit the Company’s ability to transfer or convert those currencies into US Dollars and other currencies. To the extent that a foreign government institutes restrictive exchange control policies in the future, the Company’s ability to transfer or convert foreign currencies into US Dollars may be limited.

The Company may need to raise additional funds in the future. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the current stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the common stock and may have covenants which impose restrictions on the Company’s operations.

Risks Relating to the Company’s Securities

Insiders have substantial control over the Company, and they could delay or prevent a change in its corporate control even if its other stockholders wanted it to occur.

As of May 10, 2008, the Company’s executive officers and directors owned 16,880,689 shares of its common stock or approximately 31.8% of the total outstanding common stock. Accordingly, these individuals will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with us even if its other stockholders wanted it to occur.

If the Company fails to remain current on its reporting requirements, it could be removed from the OTC Bulletin Board which would limit the ability of broker dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If the Company fails to remain current on its reporting requirements, it could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely affected and limit the ability of broker-dealers to sell the Company’s securities and the ability of stockholders to sell their securities in the secondary market. In addition, the Company may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on the Company.

Any market that develops in shares of the Company’s common stock will be subject to the penny stock regulations and restrictions, which could impair liquidity and make trading difficult.

SEC Rule 15g-9, as amended, establishes the definition of a “penny stock” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that the Company’s shares will be considered to be penny stock for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for its common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stock and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. To approve a person’s account for transactions in penny stock, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stock are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stock.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•                  the basis on which the broker or dealer made the suitability determination, and

•                  that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of the Company’s common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of the Company’s securities, if and when its securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of the Company’s securities. The Company’s shares, in all probability, will be subject to such penny stock rules for the foreseeable future and its stockholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stock has experienced numerous frauds and abuses which could adversely impact investors in the Company’s stock.

OTC Bulletin Board securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTC Bulletin Board reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

•                  Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•                  Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•                  “Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•                  Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•                  Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The market price of the Company’s common stock may be volatile.

The market price of the Company’s common stock will likely be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of the Company’s common stock are beyond the Company’s control, such as changes in financial estimates by industry and securities analysts, announcements made by the Company’s competitors or sales of the Company’s common stock. These factors may have a material adverse affect the market price of the Company’s common stock, regardless of the Company’s performance.

In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company’s common stock.

The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends on its common stock in the foreseeable future, so any return on investment may be limited to the value of the Company’s stock. The Company plans to retain any future earnings to finance growth.

Future sales of the Company’s common stock may depress its stock price.

Sales of a substantial number of shares of the Company’s common stock by significant stockholders into the public market could cause a decrease in the market price of the Company’s common stock.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could prevent the Company from producing reliable financial reports or identifying fraud. In addition, shareholders could lose confidence in the Company’s financial reporting, which could have an adverse effect on its stock price.

Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude the Company from accomplishing these critical functions. The Company will be required to document and test its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and a report by its independent registered public accounting firm addressing these assessments. The Company has recently hired a full time Chief Financial Officer to augment its internal control procedures and expand its accounting staff, but there is no guarantee that these efforts will be adequate.

During the course of the Company’s testing, it may identify deficiencies which the Company may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if the Company fails to maintain the adequacy of its internal accounting controls, as such standards are modified, supplemented or amended from time to time, the Company may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause the Company to face regulatory action and also cause investors to lose confidence in its reported financial information, either of which could have an adverse effect on the Company’s stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From March 7, 2008 to the date of this Form 10-Q SkyPostal and the Company have sold shares of new common stock in a Private Placement to European investors, as described in the Private Placement section. The Company plans to sell a total of $10,000,000 in shares of common stock at a price per share of $ ..50, which if fully subscribed would increase the total number of shares of common stock by 20,000,000 and would result in the placement agent receiving a total of 2,000,000 warrants to purchase shares of common stock.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.1	Consent Agreement
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omega United, Inc.

Date: May 15, 2008	/s/ Albert Hernandez

Albert Hernandez
Chief Executive Officer

Date: May 15, 2008	/s/ Clement Harary

Clement Harary
Chief Financial Officer