Form 10-Q/A
period 2008-03-31
Omega United Inc
filed 2008-06-19
CIK 1354027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to Omega United, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, initially filed with the Securities and Exchange Commission on May 15, 2008, is being filed to include Net Loss per Share data in Omega United, Inc. and Subsidiary’s Unaudited Pro Forma Interim Consolidated Condensed Statement of Operations, as well as provide additional disclosures we find appropriate.

For convenience and ease of reference, we are filing this Quarterly Report on Form 10-Q/A in its entirety with the changes indicated above.  This Form 10-Q/A does not reflect any events that occurred after the date of our original Form 10-Q.  All financial results and statements previously reported in the May 15, 2008 Form 10-Q remain unchanged.

As required by Rule 12b-15 of the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-Q/A.

PART I

ITEM 1A. FINANCIAL STATEMENTS

OMEGA UNITED, INC. CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	433	9,061
TOTAL CURRENT ASSETS	433	9,061

PROPERTY AND EQUIPMENT, net	612	752
TOTAL ASSETS	1,045	9,813

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	11	—
Notes Payable	2,000	—
TOTAL CURRENT LIABILITIES	2,011	—
TOTAL LIABILITIES	2,011	—

STOCKHOLDERS’ (DEFICIT) EQUITY
Common Stock	6,881	6,881
Additional paid-in capital	47,025	47,025
Accumulated deficit	(54,872)	(44,093)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(966)	9,813
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	1,045	9,813

OMEGA UNITED, INC. UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the 3 Months Ended	For the 3 Months Ended
	March 31, 2008	March 31, 2007
NET REVENUES	—	—

OPERATING EXPENSES
General and administrative	10,768	3,313
TOTAL OPERATING EXPENSES	10,768	3,313

OPERATING LOSS	(10,768)	(3,313)

OTHER EXPENSE
Interest expense	11	—
TOTAL OTHER EXPENSES	11	—

NET LOSS	(10,779)	(3,313)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	6,880,500	6,880,500

OMEGA UNITED, INC. UNAUDITED INTERIM CONDENSED STATEMENT OF STOCKHOLDER’S DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2008

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total
BALANCES AT DECEMBER 31, 2007	6,881	47,025	(44,093)	9,813

Net loss			(10,779)	(10,779)

BALANCES AT MARCH 31, 2008	6,881	47,025	(54,872)	(966)

OMEGA UNITED, INC. UNAUDITED INTERIM CONDENSED STATEMENT OF CASH FLOW

	For the 3 months ended March 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,779)	$(3,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140	140
Changes in assets and liabilities
Net cash used in operating activities	(10,639)	(3,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditure	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable, net and accrued interest	2,011	—
Net cash provided by financing activities	2,011	—
Net decrease in cash and cash equivalents	(8,628)	(3,173)
Cash and cash equivalents, beginning of quarter	9,061	21,765
Cash and cash equivalents, end of quarter	$433	$18,592

Note to Condensed Financial Statements

The Condensed Financial Statements as of March 31, 2008 have not been audited, and the Condensed Balance Sheet as of December 31, 2007 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements of Omega United, Inc. contain all adjustments which are of a normal recurring nature, necessary for a fair presentation of the financial position and results of operations for the interim period. These statements should be read in conjunction with the audited financial statements and the annual report of Omega United, Inc. on Form 10-K. A summary of significant accounting policies is discussed therein. The results of operations for the interim periods are not necessarily indications of results expected for a full year.

BUSINESS COMBINATION - PRO FORMA FINANCIAL STATEMENTS

On April 15, 2008, Omega United, Inc. (“Omega”) entered into and closed an Agreement Concerning the Exchange of Securities between Omega and SkyPostal, Inc. (“SkyPostal”) and the Security Holders of SkyPostal (the “Securities Exchange”). Pursuant to the Securities Exchange, Omega issued 29,000,000 shares of common stock for all of the issued and outstanding common stock of SkyPostal. The unaudited interim consolidated condensed pro forma statements of operations for the three month periods ending March 31, 2008 and March 31, 2007 and the consolidated condensed balance sheets at March 31, 2008 and December 31, 2007 presented herein are presented on a pro forma basis as if the Securities Exchange had taken place on January 1, 2007 and reflect the consolidated accounts of Omega and SkyPostal. Any reference hereafter to the “Company” refers to Omega and SkyPostal on a consolidated basis, as if the Securities Exchange had occurred.

OMEGA UNITED, INC. AND SUBSIDIARY UNAUDITED PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$1,212,227	$9,912
Accounts receivable, net	781,525	635,277
Prepaid expenses and other	166,757	107,834
TOTAL CURRENT ASSETS	2,160,509	753,023

DUE FROM STOCKHOLDER	64,852	40,687
PROPERTY AND EQUIPMENT, net	125,605	138,770
INTANGIBLES AND OTHER ASSETS	265,680	232,873
TOTAL ASSETS	2,616,646	1,165,353

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	2,259,612	3,680,500
Current portion of due to stockholders	447,278	135,975
Current portion of notes payable	1,963,040	4,022,729
Customer deposits	314,957	12,831
TOTAL CURRENT LIABILITIES	4,984,887	7,852,035

DUE TO STOCKHOLDERS, less current portion	—	329,542

NOTES PAYABLE, less current portion	—	97,054

EXCESS OF VALUE OF PUT OPTIONS OVER THE ESTIMATED FAIR VALUE OF SHARES	1,600,000	1,600,000
TOTAL LIABILITIES	6,584,887	9,878,631

STOCKHOLDERS’ DEFICIT
Common Stock	9,840	8,494
Additional paid-in capital	10,971,856	5,197,666
Accumulated deficit	(14,949,937)	(13,919,438)
TOTAL STOCKHOLDERS’ DEFICIT	(3,968,241)	(8,713,278)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,616,646	$1,165,353

OMEGA UNITED, INC. AND SUBSIDIARY UNAUDITED PRO FORMA INTERIM CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

	For the 3 Months Ended March 31
	2008	2007
NET REVENUES	$2,440,801	$1,747,765

OPERATING EXPENSES
Cost of delivery	1,854,462	1,448,128
General and administrative	801,890	419,304
Stock based compensation	608,639	69,204
Factoring fees	45,058	58,523
TOTAL OPERATING EXPENSES	3,310,049	1,995,159

OPERATING LOSS	(869,248)	(247,394)

OTHER EXPENSES/(INCOME)
Interest expense	164,212	123,463
Initial Public Offering expenses	—	55,919
Other	(2,961)	18,642
TOTAL OTHER EXPENSES	161,251	198,024

NET LOSS	$(1,030,499)	$(445,418)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.03)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	31,527,494	21,039,361

OMEGA UNITED, INC. AND SUBSIDIARY UNAUDITED PRO FORMA INTERIM CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDER’S DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2008

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total
BALANCES AT DECEMBER 31, 2007	$8,494	$5,197,666	$(13,919,438)	$(8,713,278)

Net loss	—	—	(1,030,499)	(1,030,499)
Stock compensation	360	885,096	—	885,456
Paid in Capital from Investors	362	1,582,676	—	1,583,038
Conversion of debt to common stock	498	2,567,580	—	2,568,078
Conversion of notes payable to common stock	106	431,099	—	431,205
Conversion of accounts payable to common stock	20	99,980	—	100,000
Warrants issued	—	188,144	—	188,144
Warrants exercised	—	19,615	—	19,615

BALANCES AT MARCH 31, 2008	$9,840	$10,971,856	$(14,949,937)	$(3,968,241)

OMEGA UNITED, INC. AND SUBSIDIARY UNAUDITED PRO FORMA INTERIM CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

	For the 3 months ended March 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,030,499)	$(445,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,864	45,069
Bad debt expense	58,573	—
Stock compensation	608,639	69,204
Reversal of allowance for doubtful accounts	89,293	—
Changes in assets and liabilities
Increase in accounts receivable	(294,114)	(223,464)
(Increase) decrease in prepaids and other assets	(39,835)	53,949
(Increase) decrease in due from stockholders	(24,165)	46,968
Increase in intangible and other assets	(32,807)	(47,579)
Decrease in accounts payable and accrued liabilities	(731,337)	(457,083)
Increase (decrease) in customer deposits	302,126	(300,106)
Net cash used in operating activities	(1,080,262)	(1,258,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditure	(700)	—
Net cash used in investing activities	(700)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of capital stock	1,583,038	—
Warrants exercised	527	—
Due to affiliates	(18,239)	(51,017)
Notes payable, net	717,951	1,306,304
Net cash provided by financing activities	2,283,277	1,255,287
Net increase (decrease) in cash and cash equivalents	1,202,315	(3,173)
Cash and cash equivalents, beginning of quarter	9,912	22,502
Cash and cash equivalents, end of quarter	$1,212,227	$19,329

Notes to Pro Forma Unaudited Consolidated Condensed Financial Statements

Note 1    Basis of Presentation

On April 15, 2008, Omega entered into and closed an Agreement Concerning the Exchange of Securities between Omega and SkyPostal and the Security Holders of SkyPostal (the “Securities Exchange”). Pursuant to the Securities Exchange, Omega issued 29,000,000 shares of common stock for all of the issued and outstanding common stock of SkyPostal.  The unaudited interim consolidated condensed statements of operations for the three month periods ending March 31, 2008 and March 31, 2007 presented herein are presented on a pro forma basis as if the Securities Exchange had taken place on January 1, 2007.

The merger of a private operating company into a nonoperating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public shell continuing only as passive investors. The Securities and Exchange Commission (“SEC”) staff’s general practice indicates that these transactions are to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the private company issuing stock for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets is recorded.

The unaudited pro forma interim consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. Except for certain direct expenses totaling $ 45,962 related to the private placement of common stock with European investors (the “Private Placement”) that were subtracted from the gross amount of the proceeds from that sale of common stock, all adjustments made were of a normal recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted.  Pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading, you should read these unaudited interim consolidated condensed financial statements along with the consolidated financial statements and notes contained in the audited financial statements of SkyPostal for the year ended December 31, 2007. These audited statements were filed in a Form 8-K with the SEC on April 17, 2008.

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

Issuance of Warrants

In connection with the issuance of the $ 600,000 in promissory notes by SkyPostal, SkyPostal granted the note holders 600,000 warrants to purchase shares of the Company common stock exercisable on or before March 2011 at an exercise price of $ .50. The Company has valued these warrants at $ 188,144 using the Lattice option pricing model, adjusted for estimated forfeitures. This amount has been recorded as a discount to notes payable and expensed on a pro rata basis from issuance date.

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

Note 3    Significant Accounting Policies

Principles of Consolidation

On April 15, 2008, Omega entered into and closed an Agreement Concerning the Exchange of Securities between Omega and SkyPostal and the Security Holders of SkyPostal (the “Securities Exchange”). Pursuant to the Securities Exchange, Omega issued 29,000,000 shares of common stock for all of the issued and outstanding common stock of SkyPostal. The unaudited interim consolidated condensed financial statements for the three month periods ending March 31, 2008 and March 31, 2007 presented herein are presented on a pro forma basis as if the Securities Exchange had taken place on January 1, 2007. All inter-company balances and transactions have been eliminated in consolidation.

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

Note 7    Subsequent Events

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

	For the 3 Months Ended March 31				Change
	2008	Percent	2007	Percent	Amount	Percent
NET REVENUES	$2,440,801	100.0%	$1,747,765	100.0%	$693,036	39.7%

OPERATING EXPENSES
Cost of Delivery	1,854,462	76.0	1,448,128	82.9	406,334	28.1
General and Administrative	801,890	32.9	419,304	24.0	382,586	91.2
Stock based compensation	608,639	24.9	69,204	4.0	539,435	779.5
Factoring Fees	45,058	1.8	58,523	3.3	(13,465)	(23.0)
TOTAL OPERATING EXPENSES	3,310,049	135.6	1,995,159	114.2	1,314,890	65.9

OPERATING LOSS	(869,248)	(35.6)	(247,394)	(14.2)	(621,854)	251.4

OTHER EXPENSES/(INCOME)
Interest	164,212	6.7	123,463	7.1	40,749	33.0
Initial Public Offering expenses	—	—	55,919	3.2	(55,919)	(100.0)
Other	(2,961)	(0.1)	18,642	1.1	(21,603)	(115.9)
TOTAL OTHER EXPENSES	161,251	6.6	198,024	11.3	(36,773)	(18.6)

NET LOSS	$(1,030,499)	-42.2%	$(445,418)	-25.5%	$(585,081)	131.4%

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.03)		$(0.02)		$(0.01)	50.0%

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	31,527,494		21,039,361		10,488,133	49.9%

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

The Company had a negative working capital position at March 31, 2008.

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

Omega United, Inc.

Date: June 19, 2008	/s/ Albert Hernandez

Albert Hernandez
Chief Executive Officer

Date: June 19, 2008	/s/ Clement Harary

Clement Harary
Chief Financial Officer