Form 10-Q
period 2008-06-30
SKY POSTAL NETWORKS, INC
filed 2008-08-14
CIK 1354027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-50983

SkyPostal Networks, Inc.

(Name of registrant as specified in its charter)

NEVADA	27-0005846
(State or other jurisdiction of incorporation or	(IRS Employer identification No.)
organization)

7805 NW 15th Street

Miami, Florida  33126

(Address of principal executive offices)

(305) 599-1812

(Registrant’s telephone number)

Omega United, Inc.

7805 NW 15th Street

Miami, Florida  33126

(Former name or former address, if changed since last report)

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

Large accelerated filer☐	Accelerated filer ☐

Non-accelerated filer☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes  ☐   No  ☒

As of June 30, 2008 there were 55,328,716 shares of the issuer’s $0.001 par value Common Stock outstanding.

PART I

ITEM 1A.   FINANCIAL STATEMENTS

SKYPOSTAL NETWORKS, INC. (FORMERLY OMEGA UNITED, INC.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,783,559	$851
Accounts receivable, net	1,033,916	635,277
Prepaid expenses and other	456,615	107,834
TOTAL CURRENT ASSETS	3,274,090	743,962

DUE FROM STOCKHOLDER	87,495	40,687
PROPERTY AND EQUIPMENT, net	209,223	138,018
INTANGIBLES AND OTHER ASSETS	1,256,356	232,873
TOTAL ASSETS	4,827,164	1,155,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	937,919	3,680,500
Curent portion of amount due on non-compete agreement	245,000	—
Current portion of notes payable	—	4,022,729
Customer deposits	14,210	12,831
Current portion of due to stockholders	47,201	135,975
TOTAL CURRENT LIABILITIES	1,244,330	7,852,035
NON-COMPETE AGREEMENT, less current portion	420,000	—
DUE TO STOCKHOLDERS, less current portion	—	329,542
NOTES PAYABLE, less current portion	—	97,054
EXCESS OF VALUE OF PUT OPTIONS OVER THE ESTIMATED FAIR VALUE OF SHARES	—	1,600,000
TOTAL LIABILITIES	1,664,330	9,878,631

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS’ EQUITY
Common stock	55,329	2,513
Additional paid-in capital	17,624,084	5,149,741
Accumulated deficit	(14,516,579)	(13,875,345)
TOTAL STOCKHOLDERS’ EQUITY	3,162,834	(8,723,091)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,827,164	$1,155,540

The accompanying notes are an integral part of these financial statements.

SKYPOSTAL NETWORKS, INC. (FORMERLY OMEGA UNITED, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
NET REVENUES	$2,091,313	$2,143,959	$4,532,113	$3,891,724

OPERATING EXPENSES
Cost of Delivery	1,898,243	1,514,336	3,752,705	2,962,465
General and Administrative	953,418	802,076	1,744,540	1,218,067
Stock Based Compensation	202,169	69,204	810,808	138,408
Factoring Fees	50,408	59,483	95,466	118,006
TOTAL OPERATING EXPENSES	3,104,238	2,445,099	6,403,519	4,436,946

OPERATING LOSS	(1,012,925)	(301,140)	(1,871,406)	(545,222)

OTHER EXPENSES/(INCOME)
Interest	221,631	91,902	385,832	215,366
Reversal of excess of value of put options over the estimated fair value of shares	(1,600,000)	—	(1,600,000)	—
Other	(13,043)	77,470	(16,004)	152,030
TOTAL OTHER EXPENSES/(INCOME)	(1,391,412)	169,372	(1,230,172)	367,396

NET INCOME/(LOSS)	$378,487	$(470,512)	$(641,234)	$(912,618)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	50,811,672	15,346,215	38,198,100	14,755,818
Effect of dilutive shares	4,053,187	—	—	—
Diluted	54,864,859	15,346,215	38,198,100	14,755,818

NET INCOME/(LOSS) PER SHARE:
Basic	$0.01	$(0.03)	$(0.02)	$(0.06)
Diluted	$0.01	$(0.03)	$(0.02)	$(0.06)

The accompanying notes are an integral part of these financial statements.

SKYPOSTAL NETWORKS, INC. (FORMERLY OMEGA UNITED, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2008

			Additional
		Common	Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total
BALANCES AT DECEMBER 31, 2007	25,131,215	$25,131	$5,127,123	$(13,875,345)	$(8,723,091)

Net loss			—	(641,234)	(641,234)
Sale of common stock through private placement	19,416,000	19,416	9,688,584		9,708,000
Stock compensation	3,604,354	3,604	881,852		885,456
Stock compensation (nonvested shares)		—	196,169		196,169
Conversion of debt to common stock	7,107,147	7,108	2,992,177		2,999,285
Conversion of accounts payable to common stock	200,000	200	99,800		100,000
Warrants issued		—	188,144		188,144
Warrants exercised		—	9,649		9,649
Private placement transaction costs	30,000	30	(1,399,574)		(1,399,544)
Treasury stock	(160,000)	(160)	(159,840)		(160,000)

BALANCES AT JUNE 30, 2008	55,328,716	$55,329	$17,624,084	$(14,516,579)	$3,162,834

The accompanying notes are an integral part of these financial statements.

SKYPOSTAL NETWORKS, INC. (FORMERLY OMEGA UNITED, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(641,234)	$(912,618)
Adjustments to reconcile net loss to net cash provided in operating activities:
Depreciation and amortization	51,053	44,930
Bad debt expense	77,726	(1,869)
Stock compensation	810,808	138,408
Reversal of allowance for doubtful accounts	89,293	—
Revaluation and reduction of put option liability	(1,600,000)	—
Changes in assets and liabilities
Increase in accounts receivable	(565,658)	(242,447)
(Increase) decrease in prepaids and other assets	(348,781)	(1,421)
(Increase) decrease in due from stockholders	(46,808)	46,969
(Increase) in intangible and other assets	(314,733)	—
(Decrease) in accounts payable and accrued liabilities	(2,053,030)	(593,864)
Increase (decrease) in customer deposits	1,379	(100,106)
Net cash used by operating activities	(4,539,985)	(1,622,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditure	(96,008)	—
Net cash used in investing activities	(96,008)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of capital stock	8,308,456	—
Purchase of Treasury Stock	(160,000)	—
Non-compete agreement payment	(70,000)	—
Warrants exercised	3,649	—
Due to affiliates	(418,316)	(163,018)
Notes payable, net	(1,245,088)	1,785,036
Net cash provided by financing activities	6,418,701	1,622,018
Net increase (decrease) in cash and cash equivalents	1,782,708	—
Cash and cash equivalents, beginning of period	851	737
Cash and cash equivalents, end of period	$1,783,559	$737

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	260,675	215,366

Supplemental Disclosures of Non-Cash Transactions
Accrued stock compensation converted into equity	276,817	138,408
Trade payable converted into equity	100,000	—
Accrued interest from notes payable converted to equity	312,734	—
Notes payable converted into equity, net of bridge loan interest amortization	2,874,694	2,875,729
Warrants exercised and issued but unpaid	—	—
Warrants issued with bridge loans	188,144	—

The accompanying notes are an integral part of these financial statements.

Note 1   Basis of Presentation

On April 15, 2008, Omega United, Inc. (“Omega”) entered into and closed an Agreement Concerning the Exchange of Securities between Omega and SkyPostal, Inc. (“SkyPostal”) and the Security Holders of SkyPostal (the “Securities Exchange”). Pursuant to the Securities Exchange, Omega issued 29,000,000 shares of common stock for all of the issued and outstanding common stock of SkyPostal. On July 25, 2008, Omega changed its name to SkyPostal Networks, Inc. (the “Company”).

The merger of a private operating company into a nonoperating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public shell continuing only as passive investors. The Securities and Exchange Commission (“SEC”) staff’s rules indicate that these transactions are to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the private company issuing stock for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded.  Accordingly, for accounting purposes, SkyPostal is treated as the acquirer and the historical financial statements presented herein are those of SkyPostal.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. Except for certain direct expenses totaling $1,399,544 related to the private placement of common stock with European investors (the “Private Placement”) that were subtracted from the gross amount of the proceeds from that sale of common stock and the adjustment to the liability under the redemption agreement (see Note 8 below) all adjustments made were of a normal recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted.  Although the Company believes that the disclosures made herein are adequate to make the information not misleading, you should read these unaudited condensed consolidated financial statements along with the consolidated financial statements and notes contained in the audited financial statements of Omega for the year ended December 31, 2007 and the audited financial statements for the year ended December 31, 2007 for SkyPostal that were filed in a Form 8-K with the SEC on April 17, 2008.

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses from operations of $1,871,406 in the six months ended June 30, 2008 and cash flow from operations has been negative for each of the quarters of 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern, which was the opinion included on the report of independent certified public accountants of SkyPostal’s auditors in their report on the financial statements for the year ended December 31, 2007. The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

Operating results for the interim period should not be viewed as representative of results that may be expected for the year ended December 31, 2008.

Note 2   Liquidity, Financial Condition and Management Plans

Private Placement

From March 7, 2008 through June 30, 2008, the Company sold 19,416,000 shares of its common stock for $9,708,000, or $ .50 per share. This Private Placement was arranged by Falcon Capital, LLP (“Falcon”) whose Managing Partner, Mathijs van Houweninge, is a Director of the Company. Falcon receives a cash fee of 10% of the total funds raised and is granted warrants to purchase shares of the Company’s common stock equal to 10% of the number of shares sold. Each warrant entitles the holder to purchase a share of the Company’s common stock at an exercise price of $ .50 during an exercise period of three years from the day a stock subscription agreement is paid in full. As of June 30, 2008, Falcon is entitled to receive 1,941,600 warrants.

As of June 30, 2008, the Company had no indebtedness, with the exception of a non-compete agreement entered with a shareholder beginning April 1, 2008, as described in Note 7.

Management Plans

The Company intends to seek out future acquisitions in order to achieve operating income sufficient to cover other expenses and achieve a net profit. To complete such acquisitions the Company may require additional financing for which the Company has no financing commitments and for which management believes no assurances can be given that such financing commitments will be obtained. The Company also plans to seek out new customers and to increase business with existing customers as additional means to increase tonnage and reach profitability.

Note 3   Significant Accounting Policies

Principles of Consolidation

The merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public shell continuing only as passive investors. The SEC staff’s rules indicate that these transactions are to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the private company issuing stock for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded.

Accordingly, for accounting purposes, SkyPostal is treated as the acquirer and the historical financial statements presented herein are those of SkyPostal.

Loss Per Share

Basic loss per share is presented on the face of the unaudited condensed consolidated statements of operations. As provided by the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic loss per share is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during the periods. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, stock grants and warrants. As of  June 30, 2008, diluted loss per share was affected by certain stock grants as described in Note 8. Basic and diluted earnings per share are the same for the three months ended June 30, 2007 and the six months ended June 30, 2008 and 2007.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities related to cost of sales, the estimated useful lives for property and equipment and the value assigned to the warrants granted in connection with the various financing arrangements. Actual results could differ from those estimates.

Fair Values

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which defers the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

The Company has determined the estimated fair value amounts presented in these unaudited condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the unaudited condensed consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company has based these fair value estimates on pertinent information available to the Company as of June 30, 2008.

The significant accounting policies of the Company are described in detail in the audited financial statements of SkyPostal as of and for the year ended December 31, 2007.

Note 4   New Pronouncements

In December 2007, the FASB issued SFAS 141R, “Business Combinations - Revised 2007,” which replaces FASB Statement No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements intending to improve the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. This is accomplished through requiring the acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This includes contractual contingencies only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements - a replacement of FASB Concepts Statement No. 3.” This statement also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. However, this statement improves the way in which an acquirer’s obligations to make payments conditioned on the outcome of future events are recognized and measured, which in turn improves the measure of goodwill. This statement also defines a bargain purchase as a business combination in which the total acquisition-date fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. This therefore improves the representational faithfulness and completeness of the information provided about both the acquirer’s earnings during the period in which it makes a bargain purchase and the measures of the assets acquired in the bargain purchase. The Company does not expect the adoption of this pronouncement to have an effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities that prepare consolidated financial statements, except not-for-profit organizations, to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling interest’s attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure any gain, loss or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods on or after December 15, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires specific disclosures about derivative instruments in the financial statements; how derivative instruments are accounted for; and how derivative instruments affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Note 5 Concentration of Credit Risk

In the normal course of business, the Company incurs credit risk from accounts receivable and transactions with financial institutions. The Company has a credit policy which is used to manage the risk. As part of this policy, limits on exposure with counterparties have been set and are monitored on a regular basis. Anticipated bad debt losses have been provided for in the allowance for doubtful accounts. During the three months ended June 30, 2008, approximately 10.4% of the Company’s revenues were generated from one customer and approximately 15.4% of the Company’s cost of sales was purchased from one vendor. During the six months ended June 30, 2008, approximately 11.9% of the Company’s revenues were generated from one customer and approximately 15.8% of the Company’s cost of sales was purchased from one vendor.  At June 30, 2008, one customer represented approximately 15.2% of the Company’s gross accounts receivable and one vendor represented approximately 15.3% of the Company’s accounts payable.

Note 6   Foreign Sales

U.S. and Foreign revenues are shown below:

	Three Months Ended June 30		Change		Six Months Ended June 30		Change
Region	2008	2007	Amount	Percent	2008	2007	Amount	Percent
U.S.	$1,496,015	$1,582,150	$(86,135)	(5.4)%	$3,361,914	$2,732,608	$629,306	23.0%
Foreign	595,298	561,809	$33,489	6.0%	1,170,199	1,159,116	$11,083	1.0%
Total	$2,091,313	$2,143,959	$(52,646)	(2.5)%	$4,532,113	$3,891,724	$640,389	16.5%

There are no substantial assets used in foreign operations.

Note 7   Commitments and Contingencies

Share Option Agreement

On April 1, 2007, SkyPostal agreed to a mandatory redemption with a shareholder of 3,200,000 shares of common stock at a price per share of $1.00, wherein the shareholder has the right to put to SkyPostal up to 160,000 shares each quarter beginning April 1, 2008. The shareholder exercised their right to put on April 1, 2008 and the Company made a redemption payment of $ 160,000, which was recorded as addition to treasury stock. Management believes both (i) that the shareholder will continue to exercise their put options until such time as the Company’s stock is trading above $1 per share and (ii) there is sufficient trading and liquidity in the Company’s stock to offer an alternative to the put.

In 2007, the Company recorded a liability of $ 1,600,000 related to the redemption agreement with the shareholder in accordance with SFAS 150 - Fair Value Measurement. At December 31, 2007, SkyPostal’s stock price was valued at $.50 per share. Accordingly, a liability of $1,600,000 was recorded for the difference between the stock price at December 31, 2007 and the exercise price of each put option multiplied by the 3.2 million shares subject to the put. At March 31, 2008, SkyPostal’s stock price was at $ .50 per share and no adjustment to the fair value of the liability was required under SFAS 150.  At June 30, 2008, the Company’s stock price was $ 1.45 and the amount of the liability was adjusted to zero. The adjustment to the liability was determined using Level 1 type information. This adjustment of the liability resulted in a gain on the income statement of $ 1,520,000 based on the 3,040,000 shares that had not yet been redeemed under the agreement.  In addition to this adjustment, as a result of the put of 160,000 shares on April 1, 2008, the Company also recorded a non-cash gain of $80,000 during the second quarter of 2008.

If the Company’s stock price is valued at less than $1 per share prior to the expiration of the put options on January 2, 2013 the Company will record a liability for the put based on the number of shares not yet redeemed multiplied by the difference between the Company’s stock price and the exercise price of the put option. The recording of such a liability would result in an equal amount of expense being charged to the statement of operations.

Coincident with the redemption agreement, the shareholder also entered into a non-compete agreement with SkyPostal. Under this agreement the shareholder receives payments totaling $ 735,000 beginning April 1, 2008, according to the schedule shown below:

Year	Amount
2008	$199,500
2009	217,000
2010	161,000
2011	105,000
2012	49,000
2013	3,500
Total	$735,000

Payments are made on a quarterly basis and the second payment was made on July 1, 2008.  The non-compete agreement was recorded as an intangible asset on the balance sheet and amortized over the term of the agreement with an offsetting liability to recognize the cumulative future payments.

Note 8   Share-based Compensation

The Company has agreed to compensate certain employees, directors and advisor through the grant of restricted shares of common stock.  In general, these nonvested shares vest over a certain number of years and are subject to the employees, directors and advisor continuing service to the Company. The cost of nonvested shares is determined using the fair value of the Company’s common stock on the date of grant. The compensation expense is recognized over the vesting period.

Employee Stock Grants.  The Board of Directors of the Company agreed on April 15, 2008 to grant to certain employees shares of common stock at $ .50 per share. The shares are governed by a two year vesting schedule wherein all shares are forfeited if the employee resigns prior to April 15, 2009 and a twelve month lock up period beginning on the grant date.

Director Grants.   The Board of Directors approved on June 1, 2008 a grant to each director of 135,000 shares of common stock. These shares vest over a two year schedule and are subject to certain claw back rights and sale restrictions.

Advisor Grants.  On April 5, 2008, the Company granted 350,000 shares of common stock to an advisor in consideration for certain advisory services. These shares vest over a three year period and are subject to certain claw back rights and sale restrictions.

Valuation of Grants.  A summary of the status of the Company’s nonvested shares (restricted stock), as of December 31, 2007 and June 30, 2008, and changes during the six months ended June 30, 2008, is presented below:

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per share)

Nonvested at December 31, 2007	—	—
Awarded	2,289,136	$0.73
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2008	2,289,136	$0.73

For the quarter ended June 30, 2008, $196,169 in expense was recorded relating to the stock grants and is reflected in the caption Stock Based Compensation on the condensed consolidated statements of operations.  As of June 30, 2008, there was $948,399 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2 years. No shares vested during the quarter ended June 30, 2008.

Note 9 Commitments

In connection with a new service soon to be offered through SkyShop, the Company entered into a new lease agreement for office and warehouse facilities expiring on July 31, 2013.  Additional future rental commitments are shown below:

Year	Commitment
2008	$25,958
2009	63,338
2010	65,872
2011	68,507
2012	71,247
2013	42,515
Total	$337,437

Rent expense totaled $ 122,499 and $ 67,290 in 2007 and for the six month period ended June 30, 2008, respectively.

Note 10   Subsequent Events

Through the Private Placement, the Company sold an additional 642,322 shares for $321,211 ($ .50 per share) from July 1, 2008 through July 18, 2008.   An additional 47,579 subscribed shares were still unpaid for as of August 11, 2008.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

The Company is an international mail distribution company based in Miami, Florida that specializes in the hand delivery to final addressees of commercial mail and periodicals mailed into the Latin America-Caribbean region (LAC) from the United States and Europe.

Overview

The Company provides international, wholesale mail delivery services to 20 major countries in LAC, of which all of the countries would be classified as emerging markets. The Company provides a door-to-door service largely using outsourced transportation via international commercial airlines and local in-country delivery companies, private postal services and national postal services in some countries. The Company operates a facility in Miami, FL for the sorting and consolidating of mail for shipment to specific countries in Latin America. It outsources its mail sorting facility in London, which processes mail originating in Europe. By combining its expertise in international logistics with its outsourced network of in-country private postal services, the Company is one of only a few companies that can reliably deliver international mail in a time defined period to the ultimate recipient in Latin America at costs below the international applicable postage of the originating country.

The Company generates revenue based on the tonnage of mail delivered, measured in kilograms, based on the distance to deliver, contract terms for committed annual tonnage or service and volume discounts.

International wholesale mail delivery is intensely competitive and includes the U.S. Postal Service and many of the postal administrations in Latin America, many wholesale companies that typically focus on specific geographic markets and smaller wholesalers that typically serve a single country. National postal administrations also provide similar services that compete with the Company. Many of these companies are better capitalized than the Company, which may enable them to increase market share in periods of economic downturn and higher petroleum prices.

The industry is characterized by the frequent use of outsourced services or sub-contractors for transport, sorting and delivery. Transport and delivery service costs are to a significant degree affected by the market price for petroleum. While petroleum prices have been increasing for several months, in the quarter ending June 30, 2008 the Company saw the first meaningful price increases from transport suppliers including its most important provider—Avianca Airlines, which provides air services to the major cities of North and South America. It is expected that other providers of air transport services will also increase prices. Management believes that higher delivery costs can be expected for the foreseeable future. Due to the nature of the Company’s contracts with customers and for competitive reasons the Company has not passed on these cost increases to its customers. The Company is considering alternatives with respect to price increases for its services and may need to raise prices to offset the increase in delivery costs, which may lead to a loss of revenue from certain customers. Additional information is provided below in PART II ITEM 1A Risk Factors.

Tonnage has increased for each of the last six quarters on a trailing twelve month basis by approximately 51%. Management continues to believe that tonnage will increase for the remainder of 2008. The Company has added a new client that has the potential for significant tonnage, but it is too early in the relationship to accurately predict the scale of this additional business. The Company expects that revenue per kilogram may show a modest decline over the remainder of 2008 due to this new client and continuing pricing pressure from competition, but overall revenue will increase for the remainder of the year. Delivery cost per ton is expected to continue to increase for the remainder of the year, which will lead to reduced margins, as oil price increases are increasingly passed on to customers of air services such as the Company.

In June 2008 the Company activated a subsidiary, SkyShop Logistics, Inc. (“SkyShop”), to begin offering a new service. The new service enables non-U.S. resident internet shoppers to use SkyShop as their mailing address for U.S. e-commerce websites, such as Amazon, which frequently will not accept orders from foreign residents or charge extremely high shipping rates. The SkyShop service enables a foreign shopper to reliably receive their merchandise in 5-7 days at a very competitive shipping cost. By combining the merchandise with other company shipments the Company achieves certain economies of scale in shipping which are passed on to the foreign shoppers.

Comparison of Three Months Ended June 30, 2008

The following table sets forth, for the periods indicated, unaudited condensed consolidated statements of operations information and information from our unaudited condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended June 30		Change
	2008	2007	Amount	Percent
NET REVENUES	$2,091,313	$2,143,959	$(52,646)	(2.5)%

OPERATING EXPENSES
Cost of Delivery	1,898,243	1,514,336	383,907	25.4
General and Administrative	953,418	802,076	151,342	18.9
Stock Based Compensation	202,169	69,204	132,965	192.1
Factoring Fees	50,408	59,483	(9,075)	(15.3)
TOTAL OPERATING EXPENSES	3,104,238	2,445,099	659,139	27.0

OPERATING LOSS	(1,012,925)	(301,140)	(711,785)	236.4

OTHER EXPENSES/(INCOME)
Interest	221,631	91,902	129,729	141.2
Reversal of excess of value of put options over the estimated fair value of shares	(1,600,000)	—	(1,600,000)
Other	(13,043)	77,470	(90,513)	116.8
TOTAL OTHER EXPENSES/(INCOME)	(1,391,412)	169,372	(1,560,784)	921.5

NET INCOME/(LOSS)	$378,487	$(470,512)	$848,999	180.4%

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	50,811,672	15,346,215	35,465,457	231.1%
Effect of dilutive shares	4,053,187	—	4,053,187
Diluted	54,864,859	15,346,215	39,518,644	257.5%

NET INCOME/(LOSS) PER SHARE:
Basic	$0.01	$(0.03)	$0.04	133.3%
Diluted	$0.01	$(0.03)	$0.04	133.3%

Revenue

Revenue declined in the second quarter of 2008 compared with the previous year largely due to lower revenue per kilogram despite an increase in tonnage of 7.2 percent. Revenue per kilogram declined by 8.8 percent as the Company replaced lost business and added new customers at lower rates in order to be competitive. Tonnage for the second quarter of 2008 was lower than first quarter 2008 by 8.7 percent, which is the first quarter on quarter decline in tonnage since the quarter ending September 2007. This decline is largely attributable to certain one time customers who did not repeat shipments in the second quarter.

Operating Expenses

Cost of Delivery. This expense increased on a per kilogram basis by 17.3 percent in second quarter 2008 compared with the prior year. This resulted in the margin between revenue and delivery cost declining by 69.3 percent in dollars when compared with second quarter 2007. The increase in expense and the resultant decline in margin were in part attributable to price increases in second quarter from the Company’s largest provider of air services to Latin America. The Company is exploring with the carrier new arrangements that may lower costs in return for future commitments of service.

General and Administrative.  This expense increased due to additional costs for professional services related to preparing the Company’s first Form 10-Q, which were booked in the second quarter of 2008, and to an increase in salaries and benefits related to the addition of senior management and administrative staff.

Stock Based Compensation.  This non-cash expense increased due to the recognition of compensation related to stock grants, as described in Note 8.  This expense will increase in the future as the Company amortizes the cost of a new equity based compensation plan for employees and directors on vesting dates over the next two years.

Factoring Fees. The Company terminated its relationship with the factor during the second quarter of 2008 and this expense represents the remaining costs of that relationship.

Operating Loss.  The operating loss in 2008 increased because of the decrease in the margin between revenue and delivery cost and increased professional and administrative expense.

Other Expenses

Interest.  Interest expense increased due to bridge loans of $ 600,000 which had an interest rate of 10 percent and warrant coverage which is also treated as interest expense. A total of $500,000 of these loans was paid off on April 21, 2008 with the remaining $100,000 plus accrued interest converted into shares of common stock.  The un-expensed portion of the warrants totaling $125,157 was expensed as interest expense.

Other Income.  This amount largely reflects the gain from adjusting the value of the put liability of $ 1,520,000 as described in Note 7 above. As a result of a put of 160,000 shares under the redemption agreement, the Company also recorded a non-cash gain of $80,000 during the second quarter of 2008 (see Note 7 above).

Net Income

The net income in the quarter ended June 30, 2008 is due to the non-cash gains related to the put option and the operating loss of $1,012,925 for the period is more indicative of the Company’s current performance.

Comparison of Six Months Ended June 30, 2008

The following table sets forth, for the periods indicated, unaudited condensed consolidated statements of operations information and information from the unaudited condensed consolidated statements of operations expressed as a percentage of revenue.

	Six Months Ended June 30		Change
	2008	2007	Amount	Percent
NET REVENUES	$4,532,113	$3,891,724	$640,389	16.5%

OPERATING EXPENSES
Cost of Delivery	3,752,705	2,962,465	790,240	26.7
General and Administrative	1,744,540	1,218,067	526,473	43.2
Stock Based Compensation	810,808	138,408	672,400	485.8
Factoring Fees	95,466	118,006	(22,540)	(19.1)
TOTAL OPERATING EXPENSES	6,403,519	4,436,946	1,966,573	44.3

OPERATING LOSS	(1,871,406)	(545,222)	(1,326,184)	243.2

OTHER EXPENSES/(INCOME)
Interest	385,832	215,366	170,466	79.2
Reversal of excess of value of put options over the estimated fair value of shares	(1,600,000)	—	(1,600,000)
Other	(16,004)	152,030	(168,034)	110.5
TOTAL OTHER EXPENSES/(INCOME)	(1,230,172)	367,396	(1,597,568)	434.8

NET LOSS	$(641,234)	$(912,618)	$271,384	29.7%

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	38,198,100	14,755,818	23,442,282	158.9%
Effect of dilutive shares	—	—	—
Diluted	38,198,100	14,755,818	23,442,282	158.9%

NET INCOME/(LOSS) PER SHARE:
Basic	$(0.02)	$(0.06)	$0.04	66.7%
Diluted	$(0.02)	$(0.06)	$0.04	66.7%

Revenue

Revenue increased in the first half of 2008 compared with the same period in 2007 due to an increase in tonnage of 20.3 percent, which included increases in tonnage for both of the first two quarters of 2008. The tonnage increase offset a decline in revenue per kilogram for the comparative periods of 3.3 percent which, was due largely to a 21.4  percent decline in this indicator in the foreign segment of the business.

Operating Expenses

Cost of Delivery. This expense increased on a per kilogram basis by 5.5 percent as second quarter increases offset an improvement in this indicator in first quarter 2008. The margin between revenue and delivery cost declined by 16.1 percent in dollar terms when compared with the second half of 2007. This margin may show further decline in the second half of 2008, although an increase in tonnage would in part offset this effect.

General and Administrative.  This expense increased due to additional costs for professional services related to the Securities Exchange and SEC filing requirements, an increase in salaries and benefits related to the addition of senior management and administrative staff.

Stock Based Compensation.  This non-cash expense increased due to share-based compensation expense recognized during the period, as described in Note 8, as well as stock granted to senior management pursuant to certain agreements the Company entered into in connection with the Securities Exchange of April 15, 2008:

With certain members of executive management, with respect to unpaid compensation in prior periods, the Company granted them shares of common stock in exchange for the release of this liability.

With certain members of executive management, with respect to certain stock options for SkyPostal common stock that they held, the Company granted them one share of common stock in exchange for every two options they held, resulting in the issuance to them of shares of common stock.

Factoring Fees.  This expense declined as the Company terminated its relationship with the factor during the second quarter of 2008.

Operating Loss.  The operating loss in 2008 increased because the margin between revenue and delivery costs declined both in dollar and percentage terms in the first half of 2008 and general and administrative expenses increased from 31.3 percent of revenue for the six months ending June 30, 2007 to 38.5 percent for the comparable period in 2008.

Other Expenses

Interest Expense.  Interest expense increased due to the bridge loan (previously discussed) which the Company used to finance operations prior to the Securities Exchange and the Private Placement.

Other Income.  This non-recurring gain occurred due to an adjustment to a put liability as explained in Note 7 above.

Net Loss.  The decline in net loss is primarily attributable to the non-recurring, non-cash gain on the adjustment to the value of the put option.

Liquidity and Capital Resources

Operating Activities.  The Company’s principal source of liquidity is not cash generated from operations. The net cash used in operating activities in the six months ending June 30, 2008 was ($4,539,985), which includes the non-cash adjustment for the put liability of $1,600,000 and payments for non-current accounts payable.  The Company has no debt.

Investing Activities.  During the first six months of 2008, cash used in investing activities was $ 96,008. The most significant expenditure was $ 80,000 for development of the Company’s PDA.

Financing Activities. During the six months ended June 30, 2008, cash provided by financing activities was $6,418,701. During the period, the Company received net proceeds of $8,308,456 from the issuance of new shares of common stock through the Private Placement. The Company repaid loans from third parties and shareholders totaling $1,790,562.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company may be subject to interest rate risk primarily associated with borrowings to fund its strategy and to ensure liquidity for any future transactions such as acquisitions. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risks may include the risk of increasing interest rates on short-term debt and the risk of increasing interest rates for new fixed rate long-term financings.

Foreign Currency Risk

The Company bills 100% of its revenues in US Dollars but incurs certain expenses in foreign currencies. The Company has not undertaken foreign exchange hedging transactions and is completely exposed to foreign currency transaction risk for such expenses.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including the Company’s Chief Executive Officer and the Chief Financial Officer, believes that the Company should improve the effectiveness of the Company’s disclosure controls and procedures and prepare to become compliant with the requirements of the Sarbanes-Oxley Act of 2002, to which the Company is not yet subject. The Company has engaged the Miami office of BDO Seidman and they have commenced a risk assessment, which is the first phase of  the necessary work to comply with Sarbanes-Oxley. Management plans to involve the Company’s external auditors in the determination of the future work to be performed. The Company expects that BDO Seidman will complete their work, including the implementation of any necessary changes, by year end 2008, but at this time there can be no assurance that the work will be completed according to the timeline that management currently anticipates.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

While changes have occurred in our internal controls during the quarter ended June 30, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

Additional risk factors, as described below, should be considered in evaluating its business together with the risk factors described in the form 10-Q filed on May 15, 2008. Such factors may have a significant impact on its business, operating results, liquidity and financial condition. As a result of the identified risk factors, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to the Company, or that are currently considered to be immaterial, may also impact the Company’s business, operating results, liquidity and financial condition. If any such risks occur, the Company’s business, operating results, liquidity and financial condition could be materially affected in an adverse manner. In addition, the trading price of the Company’s stock, when and if a market develops for the Company’s stock, could decline.

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

The Company’s success is largely dependent on the skills, experience and efforts of Albert P. Hernandez, its Chief Executive Officer, and other key executive officers. The loss of one or more of the Company’s executive officers could have a material adverse effect upon its growth strategy and future business development, and therefore the value of your investment. The Company maintains a key man life insurance policy on Mr. Albert Hernandez, the CEO. Additionally, any failure to attract and retain qualified employees in the future could also negatively impact the Company’s business strategy.

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

Increase in Petroleum Prices

The price of crude oil has been steadily increasing since 2002 and most dramatically in the last twelve months. The price of crude has increased from approximately $90 per barrel in January 2008 to approximately $140 per barrel in July 2008 according to the Energy Information Administration. This steep increase in prices has affected the worldwide transportation industry, including the Company’s key air service providers.

The Company’s average air transport cost per kilo, as shown below, has experienced a steady increase since April 2008, including a 28.9 percent increase in June 2008, after a special agreement with an air transport provider expired.

	Average Air Transport Cost per Kilo
	Jan	Feb	Mar	Apr	May	Jun
2008	$1.14	$1.26	$1.24	$1.27	$1.44	$1.56
2007	$1.35	$1.28	$1.25	$1.24	$1.22	$1.21
Increase (decrease) per Kilo	$(0.21)	$(0.02)	$(0.01)	$0.03	$0.22	$0.35
% Change	(15.6)%	(1.6)%	(0.8)%	2.4%	18.0%	28.9%

The Company believes that its cost of air services will continue to increase for the foreseeable future, that it may not be able to pass on a portion or all of these costs to its customers and that the margin between revenue and delivery cost per kilogram may decline. Any of these outcomes may negatively affect profitability, the ability of the Company to cover its fixed expenses, cash flow, earnings per share and the price of the Company’s stock, if and when a market develops.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company commenced a private placement to European investors on March 7, 2008, as more fully described in Note 2 Liquidity, Financial Condition and Management Plans. The private placement is ongoing as of the date of this Form 10-Q.  The Company has no plans to increase the number of shares sold in the private placement should such an opportunity arise.

The use of the proceeds from the Private Placement through June 30, 2008 is shown below:

Use of Proceeds	Amount
Payment of accounts payable and operating expenses	$4,579,870
Repayment of loans and notes	1,790,562
Listing and private placement related expenses	1,345,944
Total	$7,716,376

Proceeds from private placement as of June 30, 2008	$9,332,000
Cash available as of June 30	$1,615,624

ITEM 3.   DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders through a Special Meeting of stockholders held on July 25, 2008:

(1)   Elect seven (7) directors until their respective successors are duly elected and qualified

(2)   Approve the Amended and Restated Articles of Incorporation

(3)   Approve the establishment of the 2008 Omnibus Equity Compensation Plan for the benefit of certain officers, directors, employees and consultants of the Company

(4)   Transact any other business as may properly come before the Special Meeting

These matters are more fully described in a proxy statement filed July 2, 2008 with the Securities and Exchange Commission that was distributed to shareholders of record as of June 30, 2008. The proxy tabulation results are shown below:

	Number of Votes
	Proposal (1)	Proposal (2)	Proposal (3)
For	29,650,100	29,650,100	29,650,100
Against	—	—	—
Abstain	28,127,752	28,127,752	28,127,752
Total	57,777,852	57,777,852	57,777,852

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description of Document
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omega United, Inc.

Date: August 14, 2008	/s/ Albert Hernandez

Albert Hernandez
Chief Executive Officer

Date: August 14, 2008	/s/ Clement Harary

Clement Harary
Chief Financial Officer