Form 10KSB/A
period 2007-12-31
SKY POSTAL NETWORKS, INC
filed 2008-09-12
CIK 1354027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 1)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number 000-52137

SkyPostal Networks, Inc.
(Name of small business issuer in its charter)

Nevada	27-0005846
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

7805 NW 15th Street Miami, FL	33131
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (305) 599-1812

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

          This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the year ended December 31, 2007 of the Registrant which was filed with the Securities Exchange Commission on February 15, 2008 (the “Original Filing”) is being filed to amend or include certain disclosures contained in Item 8A. Controls and Procedures.

          As a result of this Amendment No.1, new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been executed and filed as of the date of this Amendment No. 1 on Form 10-KSB/A.

          Except for the amended disclosure contained herein, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated by reference herein.

ITEM 8A.  CONTROLS AND PROCEDURES

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures to ensure that information  required to be disclosed in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective  to ensure that information required to be disclosed in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such disclosure controls and procedures were not effective to ensure that information required to be disclosed was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2007, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 13.  EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyPostal Networks, Inc.

Date:September 12, 2008	/s/ Albert Hernandez

Albert Hernandez
Chief Executive Officer and President

Date:September 12, 2008	/s/ Clement Harary

Clement Harary
Chief Financial Officer