Form 10KSB/A
period 2007-12-31
SKY POSTAL NETWORKS, INC
filed 2008-10-02
CIK 1354027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 2)

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

None
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐   No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

The issuer’s revenue for its most recent fiscal year was $0.

The Company’s common stock is listed on the Pink Sheets under the stock ticker symbol “OMGU”.  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $39,000 as of December 31, 2007.

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2007 was 6,880,500.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

          This Amendment No. 2 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the year ended December 31, 2007 of the Registrant which was originally filed with the Securities and Exchange Commission on February 15, 2008 (the “Original Filing”) is being filed to amend or include certain disclosures contained in Item 8A. Controls and Procedures.

          As a result of this Amendment No.2, new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 have been executed and filed as of the date of this Amendment No. 2 on Form 10-KSB/A.

          Except for the amended disclosure contained herein, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated by reference herein.

ITEM 8A.  CONTROLS AND PROCEDURES

(a)           As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures to ensure that information  required to be disclosed in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective  to ensure that information required to be disclosed in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and that such disclosure controls and procedures were not effective to ensure that information required to be disclosed was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures were determined not to be effective because of our failure to file our management report on internal controls over financial reporting.

(b)           Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB.

(c)           Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 13.  EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyPostal Networks, Inc.

Date: October 2, 2008	/s/ Albert Hernandez

Albert Hernandez
Chief Executive Officer and President

Date: October 2, 2008	/s/ Clement Harary

Clement Harary
Chief Financial Officer