Form 10-Q
period 2008-09-30
SKY POSTAL NETWORKS, INC
filed 2008-11-14
CIK 1354027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☐   No  ☒

As of September 30, 2008 there were 56,414,664 shares of the issuer’s $0.001 par value Common Stock outstanding.

PART I

ITEM 1A.   FINANCIAL STATEMENTS

SKYPOSTAL NETWORKS, INC. (FORMERLY OMEGA UNITED, INC.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$497,269	$851
Accounts receivable, net	1,243,646	635,277
Prepaid expenses and other	256,723	107,834
TOTAL CURRENT ASSETS	1,997,638	743,962

DUE FROM STOCKHOLDER	170,664	40,687
PROPERTY AND EQUIPMENT, net	324,148	138,018
INTANGIBLES AND OTHER ASSETS (NOTE 10)	1,733,641	232,873
TOTAL ASSETS	4,226,091	1,155,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	1,072,778	3,680,500
Curent portion of amount due on non-compete agreement	231,000	—
Current portion of notes payable	—	4,022,729
Customer deposits	2,500	12,831
Current portion of due to stockholders	27,200	135,975
TOTAL CURRENT LIABILITIES	1,333,478	7,852,035
NON-COMPETE AGREEMENT, less current portion	367,500	—
DUE TO STOCKHOLDERS, less current portion	—	329,542
NOTES PAYABLE, less current portion	—	97,054
EXCESS OF VALUE OF PUT OPTIONS OVER THE ESTIMATED FAIR VALUE OF SHARES	—	1,600,000
TOTAL LIABILITIES	1,700,978	9,878,631

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY
Common stock	56,415	25,131
Additional paid-in capital	18,348,037	5,127,123
Accumulated deficit	(15,879,339)	(13,875,345)
TOTAL STOCKHOLDERS’ EQUITY	2,525,113	(8,723,091)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,226,091	$1,155,540

The accompanying notes are an integral part of these financial statements.

SKYPOSTAL NETWORKS, INC. (FORMERLY OMEGA UNITED, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
NET REVENUES	$2,166,539	$1,935,054	$6,698,652	$5,826,778

OPERATING EXPENSES
Cost of Delivery	1,756,364	1,507,550	5,509,069	4,470,015
General and Administrative	1,268,830	748,044	3,013,367	1,966,110
Stock Based Compensation	415,122	69,204	1,225,930	207,612
Factoring Fees	—	81,546	95,466	199,552
TOTAL OPERATING EXPENSES	3,440,316	2,406,344	9,843,832	6,843,289

OPERATING LOSS	(1,273,777)	(471,290)	(3,145,180)	(1,016,511)

OTHER EXPENSES/(INCOME)
Interest	(4,204)	176,657	376,352	392,023
Reversal of excess of value of put options over the estimated fair value of shares	—	—	(1,600,000)	—
Other	93,189	6,059	82,462	158,089
TOTAL OTHER EXPENSES/(INCOME)	88,985	182,716	(1,141,186)	550,112

NET LOSS	$(1,362,762)	$(654,006)	$(2,003,994)	$(1,566,623)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	55,909,810	15,742,519	44,035,472	15,087,253
Effect of dilutive shares	—	—	—	—
Diluted	55,909,810	15,742,519	44,035,472	15,087,253

NET LOSS PER SHARE:
Basic	$(0.02)	$(0.04)	$(0.05)	$(0.10)
Diluted	$(0.02)	$(0.04)	$(0.05)	$(0.10)

The accompanying notes are an integral part of these financial statements.

SKYPOSTAL NETWORKS, INC. (FORMERLY OMEGA UNITED, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

			Additional
		Common	Paid-In	Accumulated
	Shares	Stock	Capital	Deficit	Total
BALANCES AT DECEMBER 31, 2007	25,131,215	$25,131	$5,127,123	$(13,875,345)	$(8,723,091)

Net loss			—	(2,003,994)	(2,003,994)
Sale of common stock through private placement	20,661,948	20,662	10,310,312		10,330,974
Stock compensation	3,604,354	3,604	881,852		885,456
Stock compensation (nonvested shares)	—	—	611,291		611,291
Conversion of debt to common stock	7,107,147	7,108	2,992,177		2,999,285
Conversion of accounts payable to common stock	200,000	200	99,800		100,000
Warrants issued		—	188,144		188,144
Warrants exercised		—	10,613		10,613
Private placement transaction costs	30,000	30	(1,553,595)		(1,553,565)
Treasury stock	(320,000)	(320)	(319,680)		(320,000)

BALANCES AT SEPTEMBER 30, 2008	56,414,664	$56,415	$18,348,037	$(15,879,339)	$2,525,113

The accompanying notes are an integral part of these financial statements.

SKYPOSTAL NETWORKS, INC. (FORMERLY OMEGA UNITED, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,003,994)	$(1,566,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,373	45,140
Bad debt expense	77,726	—
Stock compensation	1,219,931	207,612
Reversal of allowance for doubtful accounts	180,306	3,099
Revaluation and reduction of put option liability	(1,600,000)	—
Changes in assets and liabilities
(Increase) in accounts receivable	(866,401)	(319,689)
(Increase) in prepaids and other assets	(148,889)	(105,626)
(Increase) decrease in due from stockholders	(129,977)	46,968
(Increase) in intangible and other assets	(818,268)	(82,714)
(Decrease) in accounts payable and accrued liabilities	(2,230,905)	(2,081)
(Decrease) in customer deposits	(10,331)	(106,805)
Net cash used by operating activities	(6,245,429)	(1,880,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditure	(219,003)	(12,617)
Net cash used in investing activities	(219,003)	(12,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of capital stock	8,777,409	—
Purchase of Treasury Stock	(320,000)	—
Non-compete agreement payment	(136,500)	—
Warrants exercised	10,613	—
Due to affiliates	(438,317)	3,483
Notes payable, net	(932,355)	1,902,449
Net cash provided by financing activities	6,960,850	1,905,932
Net increase in cash and cash equivalents	496,418	12,596
Cash and cash equivalents, beginning of period	851	737
Cash and cash equivalents, end of period	$497,269	$13,333

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	260,675	215,366

Supplemental Disclosures of Non-Cash Transactions
Accrued stock compensation converted into equity	276,817	—
Trade payable converted into equity	100,000	54,890
Accrued interest from notes payable converted to equity	312,734	—
Notes payable converted into equity, net of bridge loan interest amortization	2,874,694	995,933
Warrants issued with bridge loans	188,144	—
License agreement	—	142,800
Conversion of related party note into equity	—	100,000

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

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. Except for certain direct expenses totaling $1,553,565 related to the private placement of common stock with European investors that were subtracted from the gross amount of the proceeds from that sale of common stock and the adjustment to the liability under the redemption agreement (see Note 7 below) all adjustments made were of a normal recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted.  Although the Company believes that the disclosures made herein are adequate to make the information not misleading, you should read these unaudited condensed consolidated financial statements along with the consolidated financial statements and notes contained in the audited financial statements of Omega for the year ended December 31, 2007 and the audited financial statements for the year ended December 31, 2007 for SkyPostal that were filed in a Form 8-K with the SEC on April 17, 2008.

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses from operations of $3,145,180 in the nine months ended September 30, 2008 and cash flow from operations has been negative for each of the quarters of 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern, which was the opinion included in the report of SkyPostal’s independent certified public accountants in the financial statements for the year ended December 31, 2007. The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

Operating results for the interim period should not be viewed as representative of results that may be expected for the year ended December 31, 2008.

Note 2   Liquidity, Financial Condition and Management Plans

Private Placement

From March 7, 2008 through September 29, 2008, the Company sold 20,661,948 shares of its common stock for $10,330,974, or $ .50 per share. This Private Placement was arranged by Falcon Capital, LLP (“Falcon”) whose Managing Partner, Mathijs van Houweninge, is a Director of the Company. Falcon receives a cash fee of 10% of the total funds raised and is granted warrants to purchase shares of the Company’s common stock equal to 10% of the number of shares sold. Each warrant entitles the holder to purchase a share of the Company’s common stock at an exercise price of $ .50 during an exercise period of three years from the day a stock subscription agreement is paid in full. Falcon is entitled to receive 2,045,195 warrants.

Liquidity

The Company’s cash position at September 30, 2008 was $497,269.  The Company has arranged a line of credit of $1,200,000 with a factor with whom it has previously worked. Subject to satisfactorily completing due diligence, the Company can borrow up to eighty percent of the value of eligible receivables. This line may provide cash to the Company for a certain period of time but it does not represent a long term solution. The Company is exploring several other alternatives for financing and additional equity capital but there can be no assurances that these efforts will be successful. Management has also identified opportunities to lower operating and administrative costs and increase revenue in an effort to reduce the current negative cash flow.  These measures include payroll reduction, implementation of programs to increase efficiency of sorting operations and curtailment of general expenses.

As of September 30, 2008, the Company had no indebtedness, with the exception of a share option agreement entered into with a shareholder on April 1, 2007 and a non-compete agreement entered into with the same shareholder beginning April 1, 2008 (see Note 7 Commitments and Contingencies below).

Under the share option and non-compete agreements, on October 1, 2008, the shareholder requested the exercise of its put option and quarterly payment scheduled in the non-compete.  Exercise of the option and payment of the non-compete would have required the Company to disburse $223,000.  Based on the Company’s current cash position, the Company engaged in discussions with the shareholder to negotiate a temporary suspension of the shareholder’s redemption rights, as well as the payments scheduled under the non-compete agreement (see Note 11 Subsequent Events below).

Management Plans

In addition to solving the immediate cash shortage, the Company intends to seek out future acquisitions in order to achieve operating income sufficient to cover other expenses and achieve a net profit. To complete such acquisitions the Company may require additional financing for which the Company has no financing commitments and for which management believes no assurances can be given that such financing commitments will be obtained. The Company also plans to seek out new customers and to increase business with existing customers as additional means to increase tonnage and reach profitability.

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

Loss Per Share

Basic loss per share is presented on the face of the unaudited condensed consolidated statements of operations. As provided by the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic loss per share is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during the periods. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, stock grants and warrants.  Basic and diluted earnings per share are the same for the three months ended September 30, 2007 and the nine months ended September 30, 2008 and 2007.

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

Fair Values

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. SFAS No. 157 does not change existing guidance as to whether or not an instrument is carried at fair value and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements under SFAS No. 13, from the scope of SFAS 157.  In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption is not expected to have a material impact on the financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS No. 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and will apply to the Company upon adoption of SFAS No. 157.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires specific disclosures about derivative instruments in the financial statements; how derivative instruments are accounted for; and how derivative instruments affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Note 5 Concentration of Credit Risk

In the normal course of business, the Company incurs credit risk from accounts receivable and transactions with financial institutions. The Company has a credit policy which is used to manage the risk. As part of this policy, limits on exposure with counterparties have been set and are monitored on a regular basis. Anticipated bad debt losses have been provided for in the allowance for doubtful accounts. During the three months ended September 30, 2008, approximately 13.0% of the Company’s revenues were generated from one customer and approximately 10.8% of the Company’s cost of sales was purchased from one vendor. During the nine months ended September 30, 2008, approximately 12.3% of the Company’s revenues were generated from one customer and approximately 14.2% of the Company’s cost of sales was purchased from one vendor.  At September 30, 2008, one customer represented approximately 16.3% of the Company’s gross accounts receivable and one vendor represented approximately 16.8% of the Company’s accounts payable.

Note 6   Foreign Sales

U.S. and Foreign revenues are shown below:

	Three Months				Nine Months
	Ended September 30		Change		Ended September 30		Change
Region	2008	2007	Amount	Percent	2008	2007	Amount	Percent
U.S.	$1,635,485	$1,402,932	$232,553	16.6%	$4,997,399	$4,135,539	$861,860	20.8%
Foreign	531,054	532,122	$(1,068)	(0.2)%	1,701,253	1,691,239	$10,014	0.6%
Total	$2,166,539	$1,935,054	$231,485	12.0%	$6,698,652	$5,826,778	$871,874	15.0%

There are no substantial assets used in foreign operations.

Note 7   Commitments and Contingencies

Share Option Agreement

On April 1, 2007, SkyPostal agreed to a mandatory redemption with a shareholder of 3,200,000 shares of common stock at a price per share of $1.00, wherein the shareholder has the right to put to SkyPostal up to 160,000 shares each quarter beginning April 1, 2008. The shareholder exercised its right to put on April 1, 2008 and July 1, 2008. The Company made two redemption payments of $ 160,000 each in the second and third quarters of 2008, which were recorded as additions to treasury stock. Management believes that the shareholder will continue to exercise their put options until such time as the Company’s stock is trading above $1 per share and there is sufficient trading and liquidity in the Company’s stock to offer an alternative to the put.

In 2007, the Company recorded a liability of $ 1,600,000 related to the redemption agreement with the shareholder in accordance with SFAS 150 - Fair Value Measurement. At December 31, 2007, SkyPostal’s stock price was valued at $.50 per share. Accordingly, a liability of $1,600,000 was recorded for the difference between the stock price at December 31, 2007 and the exercise price of each put option multiplied by the 3.2 million shares subject to the put. At June 30, 2008, the Company’s stock price was $ 1.45 and the amount of the liability was adjusted to zero. The adjustment to the liability was determined using Level 1 type information. This adjustment of the liability resulted in a gain on the income statement of $ 1,520,000 based on the 3,040,000 shares that had not yet been redeemed under the agreement.  In addition to this adjustment, as a result of the put of 160,000 shares in the second quarter of 2008, the Company also recorded a non-cash gain of $80,000 during the second quarter of 2008.

If the Company’s stock price is valued at less than $1 per share prior to the expiration of the put options on January 2, 2013, the Company will record a liability for the put based on the number of shares not yet redeemed multiplied by the difference between the Company’s stock price and the exercise price of the put option. The recording of such a liability would result in an equal amount of expense being charged to the statement of operations. At September 30, 2008, the Company’s stock price was $1.25 (using Level 1 type information) and consequently no recording of a liability related to the redemption agreement was required in management’s opinion. At the time of this filing the Company’s stock price was below $1 per share, and if it should be at these levels on December 31, 2008, the Company would be required to record a liability in an amount as described above.

Coincident with the redemption agreement, the shareholder also entered into a non-compete agreement with SkyPostal. Under this agreement the shareholder receives payments totaling $ 735,000 beginning April 1, 2008, according to the schedule shown below:

Year	Amount
2008	$199,500
2009	217,000
2010	161,000
2011	105,000
2012	49,000
2013	3,500
Total	$735,000

Payments are made on a quarterly basis and the first and second payments were made in the second and third quarters of 2008.  The non-compete agreement was recorded as an intangible asset on the balance sheet and amortized over the term of the agreement with an offsetting liability to recognize the cumulative future payments.

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

Valuation of Grants.  A summary of the status of the Company’s non-vested shares (restricted stock), as of December 31, 2007 and September 30, 2008, and changes during the nine months ended September 30, 2008, is presented below:

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per share)

Nonvested at December 31, 2007	—	—
Awarded	2,289,136	$0.73
Vested	—	—
Forfeited	(25,000)	0.50
Nonvested at September 30, 2008	2,264,136	$0.74

For the quarter ended September 30, 2008, $415,122 in expense was recorded relating to the stock grants and is reflected in the caption Stock Based Compensation on the condensed consolidated statements of operations.  As of September 30, 2008, there was $1,054,027 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be fully recognized over a period of three years. No shares vested during the quarter ended September 30, 2008.

Note 9 Commitments

The Company has non-cancellable operating leases that expire in 2013.  Rental expense under these leases was $121,381 and $107,343 for the nine-month periods ending September 30, 2008 and 2007, respectively.  Additional future rental commitments are shown below:

Year	Commitment
2008	$61,000
2009	143,000
2010	84,000
2011	86,000
2012	89,000
2013	60,000
Total	$523,000

Note 10   Intangible and Other Assets

Intangible and other assets, net, consisted of the following at:

	September 30, 2008	December 31, 2007

Escrow deposits in connection with possible acquisitions	$250,000	$30,000
Escrow deposit in connection with investor relations services	500,000	—
Security deposits	79,093	27,698
Intellectual property - trade marks	79,248	32,375
License service agreement	142,800	142,800
Non-compete agreement	735,000	—
Less: Amortization of non-compete agreement	(52,500)	—
	$1,733,641	$232,873

The Company has placed a deposit in escrow in the amount of $250,000 in connection with a possible acquisition. This deposit will be fully refunded to the Company should the acquisition not materialize.

Note 11   Subsequent Events

Under the redemption agreement referred to in Note 7 above, the shareholder requested the exercise of its put option for 160,000 shares of common stock on October 1, 2008, which would have required the Company to pay $160,000. Based on the Company’s current cash position, the Company engaged in discussions with the shareholder to negotiate a temporary suspension of the shareholder’s redemption rights, which include future additional payments of $1,280,000 (including the October payment).

With the same shareholder the Company was required to make a payment of $63,000 on October 1, 2008 under a non-compete agreement. Based on the Company’s current cash position, the Company engaged in discussions with the shareholder to negotiate a temporary suspension of the payments scheduled under the non-compete agreement.

On October 27, 2008 an S-1 filing by the Company was approved by the Securities and Exchange Commission. Through the filing the Company is registering an additional 30,382,097 shares of common stock, or 53.9% of total shares outstanding as of September 30, 2008.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note about Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend” and other similar words are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect management’s current view of future events and are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results could differ materially from those anticipated in these forward-looking statements. The Company undertakes no obligation, and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will materialize.

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

The industry is characterized by the frequent use of outsourced services or sub-contractors for transport, sorting and delivery. Transport and delivery service costs are to a significant degree affected by the market price for petroleum. In the third quarter of 2008 petroleum prices declined, in contrast with the second quarter of 2008, but such price declines have not yet been passed on by air freight suppliers. Management believes that if petroleum prices remain at current levels or continue to decline then the cost of line haul per kilogram will decline and margins will improve.

Tonnage has increased for each of the last seven quarters on a trailing twelve month basis by approximately 31%. Management continues to believe that tonnage will increase for the remainder of 2008 on a trailing twelve month basis The Company expects that revenue per kilogram may show a modest decline over the remainder of 2008 due to continuing pricing pressure from competition, but overall revenue will increase for the remainder of the year. Delivery cost per kilogram will most likely vary with the price of oil and the margin between revenue and delivery costs would be adversely affected by increases in oil prices.

In June 2008, the Company activated a subsidiary, SkyShop Logistics, Inc. (“SkyShop”), to begin offering a new service. The new service enables non-U.S. resident internet shoppers to use SkyShop as their mailing address for U.S. e-commerce websites. In October 2008, the Company launched the service. There were no material revenues at the date of this filing.

Comparison of Three Months Ended September 30, 2008

The following table sets forth, for the periods indicated, unaudited condensed consolidated statements of operations information and information from the Company’s unaudited condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended September 30		Change
	2008	2007	Amount	Percent
NET REVENUES	$2,166,539	$1,935,054	$231,485	12.0%

OPERATING EXPENSES
Cost of Delivery	1,756,364	1,507,550	248,814	16.5
General and Administrative	1,268,830	748,044	520,786	69.6
Stock Based Compensation	415,122	69,204	345,918	499.9
Factoring Fees	—	81,546	(81,546)	(100.0)
TOTAL OPERATING EXPENSES	3,440,316	2,406,344	1,033,972	43.0

OPERATING LOSS	(1,273,777)	(471,290)	(802,487)	170.3

OTHER EXPENSES/(INCOME)
Interest	(4,204)	176,657	(180,861)	(102.4)
Reversal of excess of value of put options over the estimated fair value of shares	—	—	—
Other	93,189	6,059	87,130	1,438.0
TOTAL OTHER EXPENSES/(INCOME)	88,985	182,716	(93,731)	(51.3)

NET LOSS	$(1,362,762)	$(654,006)	$(708,756)	108.4%

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	55,909,810	15,742,519	40,167,291	255.2%
Effect of dilutive shares	—	—	—
Diluted	55,909,810	15,742,519	40,167,291	255.2%

NET LOSS PER SHARE:
Basic	$(0.02)	$(0.04)	$0.02	(50.0)%
Diluted	$(0.02)	$(0.04)	$0.02	(50.0)%

Revenue

The increase in revenue in the third quarter of 2008 compared to the third quarter of 2007 was largely due to an increase in tonnage of 21.5 percent, which was partially offset by a 7.8 percent decrease in revenue per kilogram. Revenue per kilogram declined in both of the Company’s lines of business—U.S. and International. Tonnage for the third quarter of 2008 was lower than second quarter of 2008 by 0.6 percent, which is the second consecutive quarter in which tonnage declined. The decline in the third quarter 2008 is largely attributable to a decline in outbound freight generated by customers in Latin America.

Operating Expenses

Cost of Delivery. This expense decreased on a per kilogram basis by 4.1 percent in the third quarter of 2008 compared with the prior year. The margin between revenue and delivery cost in dollar terms declined by 4.1 percent when compared with third quarter 2007, as revenue per kilogram declined by 7.8 percent.

General and Administrative.  This expense increased due to an increase in salaries and benefits related to the addition of senior management and administrative staff, additional legal expenses and additional insurance expense for a Directors and Officers policy and a key man policy on the Chief Executive Officer.  Most of these additional expenses were incurred in connection with compliance requirements of publicly traded companies.

Stock Based Compensation.  This non-cash expense increased due to the recognition of compensation related to stock grants, as described in the Company’s 10-Q filed on August 14, 2008.  This expense will continue to be incurred in the future as the Company amortizes the cost of a new equity based compensation plan for employees, directors and advisors on vesting dates over the next three years.

Factoring Fees. The Company terminated its relationship with the factor during the second quarter of 2008 and consequently no expense was incurred in the third quarter of 2008.

Operating Loss.  The operating loss in 2008 increased because of the decrease in the margin between revenue and delivery cost, additional professional and administrative expenses and additional stock based compensation expense.

Other Expenses

Interest.  The company had no interest bearing debt in the third quarter of 2008.

Other Expense.  This amount increased in 2008 mostly due to increased depreciation and amortization of the non-compete agreement with a shareholder.

Net Income

The increase in net loss in the quarter ended September 30, 2008 compared with the prior year is largely due to the operating loss of $1,273,777 for the period.

Comparison of Nine Months Ended September 30, 2008

The following table sets forth, for the periods indicated, unaudited condensed consolidated statements of operations information and information from the unaudited condensed consolidated statements of operations expressed as a percentage of revenue.

	Nine Months Ended September 30		Change
	2008	2007	Amount	Percent
NET REVENUES	$6,698,652	$5,826,778	$871,874	15.0%

OPERATING EXPENSES
Cost of Delivery	5,509,069	4,470,015	1,039,054	23.2
General and Administrative	3,013,367	1,966,110	1,047,257	53.3
Stock Based Compensation	1,225,930	207,612	1,018,318	490.5
Factoring Fees	95,466	199,552	(104,086)	(52.2)
TOTAL OPERATING EXPENSES	9,843,832	6,843,289	3,000,543	43.8

OPERATING LOSS	(3,145,180)	(1,016,511)	(2,128,669)	209.4

OTHER EXPENSES/(INCOME)
Interest	376,352	392,023	(15,671)	(4.0)
Reversal of excess of value of put options over the estimated fair value of shares	(1,600,000)	—	(1,600,000)
Other	82,462	158,089	(75,627)	(47.8)
TOTAL OTHER EXPENSES/(INCOME)	(1,141,186)	550,112	(1,691,298)	(307.4)

NET LOSS	$(2,003,994)	$(1,566,623)	$(437,371)	27.9%

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,035,472	15,087,253	28,948,219	191.9%
Effect of dilutive shares	—	—	—
Diluted	44,035,472	15,087,253	28,948,219	191.9%

NET LOSS PER SHARE:
Basic	$(0.05)	$(0.10)	$0.05	(50.0)%
Diluted	$(0.05)	$(0.10)	$0.05	(50.0)%

Revenue

Revenue increased in the first nine months of 2008 compared to the third quarter of 2007 due to an increase in tonnage of 20.6 percent, offset by a 4.7 percent decline in revenue per kilogram.  Revenue increased in the U.S. business segment by 20.8 percent and the international segment, which includes both outbound Latin American freight and mail originating in Europe, by 0.6 percent.

Operating Expenses

Cost of Delivery. This expense increased on a per kilogram basis by approximately 2.2 percent. The margin between revenue and delivery cost was affected by petroleum price increases and declined by 12.3 percent in dollar terms when compared with the first nine months of 2007.

General and Administrative.  This expense increased due to additional costs for professional services related to the Securities Exchange and SEC filing requirements and an increase in salaries and benefits related to the addition of senior management and administrative staff.

Stock Based Compensation.  This non-cash expense increased due to share-based compensation expense recognized during the period, as described in Note 8, as well as stock granted to senior management pursuant to certain agreements the Company entered into in connection with the Securities Exchange of April 15, 2008.

Factoring Fees.  This expense declined as the Company terminated its relationship with the factor during the second quarter of 2008.

Operating Loss.  The operating loss in 2008 increased because the margin between revenue and delivery costs declined both in dollar and percentage terms in the first nine months of 2008 and general and administrative expenses increased from 33.7 percent of revenue for the nine months ending September 30, 2007 to 45.0 percent for the comparable period in 2008. An increase in non-cash stock based compensation also contributed to the increased operating loss.

Other Expenses

Interest Expense.  Interest expense for the nine month period was approximately equal to the same period in the prior year.  All interest expense in 2008 was incurred in the first two quarters, as the Company had no interest bearing debt in the third quarter.

Other Income.  This non-recurring gain occurred due to an adjustment to a put liability as explained in Note 7 above.

Net Loss.  The increase in net loss is primarily attributable to the increase in the operating loss. Total non-recurring, non-cash gains of $1.6 million on the adjustment to the value of the put option and put of 160,000 shares in the second quarter of 2008 reduced the net loss.

Liquidity and Capital Resources

The Company’s cash position at September 30, 2008 was $497,269.  The Company has arranged a line of credit of $1,200,000 with a factor with whom it has previously worked. Subject to satisfactorily completing due diligence, the Company can borrow up to eighty percent of the value of eligible receivables. This line may provide cash to the Company for a certain period of time but it does not represent a long term solution. The Company is exploring several other alternatives for financing and additional equity capital but there can be no assurances that these efforts will be successful. Management has also identified opportunities to lower operating and administrative costs and increase revenue in an effort to reduce the current negative cash flow.  These measures include payroll reduction, implementation of programs to increase efficiency of sorting operations and curtailment of general expenses.

Operating Activities.  The Company’s principal source of liquidity is not cash generated from operations. The net cash used in operating activities in the nine months ending September 30, 2008 was $6,245,429.

Financing Activities. During the nine months ended September 30, 2008, cash provided by financing activities was $6,960,850, which was largely derived from the Private Placement (See Note 2 Liquidity, Financial Condition and Management Plans). The Company repaid loans from third parties totaling $932,355 and amounts owing to shareholders totaling $438,317. The repurchase of treasury stock totaling $320,000 is due to the redemption agreement (see Note 7 Commitments and Contingencies above).

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

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including the Company’s Chief Executive Officer and the Chief Financial Officer, believes that the Company should improve the effectiveness of the Company’s disclosure controls and procedures and prepare to become compliant with the requirements of the Sarbanes-Oxley Act of 2002, to which the Company is not yet subject. The Company has completed a risk assessment, which is the first phase of the necessary work to comply with Sarbanes-Oxley. Management plans to involve the Company’s external auditors in the determination of the future work to be performed.

Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

While changes may have occurred in the Company’s internal controls during the quarter ended September 30, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to the Company

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses from operations of $3,145,180 in the nine months ended September 30, 2008 and cash flow from operations has been negative for each of the quarters of 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern, which was the opinion included in the report of SkyPostal’s independent certified public accountants in the financial statements for the year ended December 31, 2007. The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

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

The Company’s growth may be dependent on its ability to complete acquisitions and integrate the operations of acquired businesses, in the absence of which its revenue would be reduced from anticipated levels.

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

Increase in Petroleum Prices

The price of crude oil has been steadily increasing since 2002 and most dramatically in the second quarter of 2008. The price of crude increased from approximately $90 per barrel in January 2008 to approximately $140 per barrel in July 2008 according to the Energy Information Administration. This steep increase in prices affected the worldwide transportation industry, including the Company’s key air service providers (line haul).

The Company believes that its cost of line haul will continue to increase if petroleum prices continue to rise, that it may not be able to pass on a portion or all of these costs to its customers and that the margin between revenue and delivery cost per kilogram may decline. Any of these outcomes may negatively affect profitability, the ability of the Company to cover its fixed expenses, cash flow, earnings per share and the price of the Company’s stock, if and when a market develops.

Risks Relating to the Company’s Securities

Insiders have substantial control over the Company, and they could delay or prevent a change in its corporate control even if its other stockholders wanted it to occur.  Accordingly, these insiders may be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with the Company even if its other stockholders wanted it to occur.

If the Company fails to remain current on its reporting requirements, it could be removed from the OTC Bulletin Board which would limit the ability of broker dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If the Company fails to remain current on its reporting requirements, it could be removed from the OTC Bulletin Board. As a result, the market liquidity for the Company’s securities could be severely affected and limit the ability of broker-dealers to sell the Company’s securities and the ability of stockholders to sell their securities in the secondary market. In addition, the Company may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on the Company.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of the

Company’s common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of the Company’s securities, if and when its securities become publicly traded. In addition, the liquidity for the Company’s securities may decrease, with a corresponding decrease in the price of the Company’s securities. The Company’s shares, in all probability, will be subject to such penny stock rules for the foreseeable future and its stockholders will, in all likelihood, find it difficult to sell their securities.

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

The use of the proceeds from the Private Placement through September 30, 2008 is shown below:

Use of Proceeds	Amount
Payment of accounts payable and operating expenses	$5,723,812
Repayment of loans and notes from stockholders	438,317	(1)
Repayment of other loans and notes	932,355
Exercise of put option and non-compete payments	456,500	(2)
Listing and private placement related expenses	1,553,565
Escrow deposit in connection with investor relations services	500,000
Escrow deposit in connection with acquisition strategy	250,000
Total	$9,854,549

Proceeds from private placement as of September 30, 2008	$10,330,974
Cash available as of September 30, 2008	$476,425

(1) Comprised of payments to Holston Investments, Albert Hernandez, AJ Hernandez and Andy Hernandez

(2) Comprised of payments to Holston Investments

The above use of actual proceeds from the private placement sale varied from the use of the proceeds set forth in the private placement memorandum (PPM) in that the PPM’s use of proceeds included approximately $6 million to be allocated to the possible acquisition of other mail delivery companies.

ITEM 3.   DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omega United, Inc.

Date: November 14, 2008	/s/ Albert Hernandez

Albert Hernandez
Chief Executive Officer

Date: November 14, 2008	/s/ Clement Harary

Clement Harary
Chief Financial Officer