Form 10-K
period 2008-12-31
SKY POSTAL NETWORKS, INC
filed 2009-03-31
CIK 1354027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File No. 000-50983

SkyPostal Networks, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	27-0005846
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7805 NW 15th Street
Miami, Florida	33126
(Address of principal executive offices)	(Zip Code)

(305) 599-1812

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated file	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of MARCH 15, 2009, the number of outstanding shares of common stock, $0.001 par value per share, of the registrant was 65,999,664.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer’s Proxy Statement relating to its 2009 Annual Meeting of Shareholders are incorporated by reference into Item 11.

Forward Looking Statements

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward- looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the Company’s customers and suppliers are located; industry conditions and trends; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the inventory purchased by the Company; relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, principally environmental regulations; the Company’s ability to implement changes in its business strategies and development plans; and the availability, terms and deployment of debt and equity capital if needed for expansion. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

PART 1

ITEM 1          BUSINESS

On April 15, 2008, Omega United, Inc. (“Omega”) entered into and closed an Agreement Concerning the Exchange of Securities between Omega and SkyPostal, Inc. (“SkyPostal”) and the Security Holders of SkyPostal (the “Securities Exchange”). Pursuant to the Securities Exchange, Omega issued 29,000,000 shares of common stock for all of the issued and outstanding common stock of SkyPostal. On July 25, 2008, Omega changed its name to SkyPostal Networks, Inc. (the “Company”). Unless otherwise indicated in this Annual Report or the context otherwise requires, all references in this Annual Report to “SkyPostal,” the “Company,” “us,” “our” or “we” are to SkyPostal Networks, Inc. and subsidiaries.

History

SkyPostal was organized on June 3,1998 as a Nevada corporation under the name Omega United, Inc.  Omega had no significant operations or assets and liabilities prior to the Securities Exchange referenced above.

Introduction

SkyPostal is an international wholesale mail distribution company based in Miami, Florida that specializes in the hand delivery to final addressees of commercial mail and periodicals mailed into the Latin America-Caribbean region (LAC) from the United States, Europe and Latin America and from the United States and Latin America to Europe.

Overview

SkyPostal provides international, wholesale mail delivery services to 20 major countries in LAC, of which all of the countries would be classified as emerging markets and to all countries in Europe.

SkyPostal provides a door-to-door service largely using outsourced transportation via international commercial airlines and local in-country delivery companies, private postal services and national postal services in some countries. Under an agreement with Deutsche Post’s DHL Global Mail, it provides mail distribution service to all countries in Europe. SkyPostal operates a facility in Miami, FL for the sorting and consolidating of mail for shipment to specific countries in Latin America. It also operates a facility established in 2008 at Newark Airport that receives mail destined to Europe and Latin America. It outsources its mail sorting facility in London, which processes mail originating in Europe. By combining its expertise in international logistics with its outsourced network of in-country private postal services, SkyPostal is one of only a few companies that can reliably deliver international mail in a time defined period to the ultimate recipient in Latin America at substantial costs below the international applicable postage of the origin country.

SkyPostal generates revenue based on the tonnage of mail delivered, measured in kilograms, based on the distance to deliver, contract terms for committed annual tonnage or service and volume discounts. SkyPostal manages its business based on where the mail originates or the source of the mail.

The industry is characterized by the frequent use of outsourced services or sub-contractors for transport, sorting and delivery. Transport and delivery service costs are to a significant degree affected by the market price for petroleum, such as in 2008.

In June 2008, the Company organized a subsidiary, SkyShop Logistics, Inc. (“SkyShop”), to begin offering a new service under the name PuntoMio. The new service enables non-U.S. resident internet shoppers to use SkyShop as their mailing address for U.S. e-commerce websites. In October 2008, the Company launched the service. There were no material revenues at the date of this filing.

In July 2008 the Company entered into a contract with Deutsche Post’s DHL Global Mail subsidiary whereby certain types of mail are delivered by DHL Global Mail to European countries at a fixed cost and commission to SkyPostal (“Postal Injection”).

Competition

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

Suppliers

The Company uses over eighty suppliers, including airlines for line haul, national postal administrations, and other mail distribution companies. Two of the Company’s largest and most well known suppliers are Tampa Airlines, a subsidiary of Avianca Airlines, a Colombian airline, and DHL Global Mail, a subsidiary of Deutsche Post.

Regulation

The delivery of international mail is regulated by treaty, the Universal Postal Convention, and by local laws in each country. The ways and methods by which the Company operates are limited in certain circumstances by these regulations.

Research and Development

The Company is developing a GPS equipped proprietary PDA to be used to assign a geophysical address to a descriptive address and thus facilitate the location of a mail recipient in Latin America. Such a device may enable the Company to develop one of the few databases of addresses in Latin America, which would improve mail delivery by providing automatic confirmation of delivery without a signature.  These databases may have potential to rent to direct marketers.  Expenditures on the PDA project totaled $170,000 in 2008 and $161,792 in 2007. The amount in 2008 was capitalized as Property and Equipment on the balance sheet and in 2007 the amount was expensed as General and Administrative Expense.

Employees

At December 31, 2008 the Company had 33 full-time employees, of which 31 were located in Miami, FL, one was located in Newark, NJ and one was based outside the U.S.  The Company also makes use of independent IT consultants to handle routine and programming needs for SkyPostal and SkyShop.

ITEM 1A          RISK FACTORS

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

Risks Related to the Company

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations and as of December 31, 2008 the accumulated deficit was $20,035,500. As of December 31, 2008, the Company’s current liabilities exceeded its current assets by approximately $746,000. Cash flow from operations has been negative for each quarter of 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern, which was the opinion included in the report of SkyPostal’s independent registered public accounting firm in the financial statements for the year ended December 31, 2008, which are included herein.

The Company’s cash position at December 31, 2008 was $309,455. The Company has arranged a line of credit of $1,200,000 with a factor with whom it has previously worked. Subject to satisfactorily completing due diligence, the Company can borrow up to eighty percent of the value of eligible receivables. This line may provide cash to the Company for a certain period of time but it does not represent a long term solution. The Company is exploring several other alternatives for financing and additional equity capital but there can be no assurances that these efforts will be successful. Management has also identified opportunities to lower operating and administrative costs and increase revenue in an effort to reduce the current negative cash flow.  These measures include payroll reduction, deferral of salary for senior executives, implementation of programs to increase efficiency of sorting operations and curtailment of general expenses. It is not expected that the efforts to lower operating and administrative costs will be sufficient to achieve a positive cash flow.

The Company relies on its relationships with major state owned and private postal operators and cannot be assured that these relationships will be sustained, in which event its revenue and any profitability would be reduced. SkyPostal has agreements with government postal services, such as the French postal service and Deutsche Post’s DHL Global Mail, to deliver commercial mail into the LAC. SkyPostal also delivers mail to the LAC for a number of large international mail consolidators. The agreements may generally be cancelled on 30 days notice and do not require any minimum quantities of mail to be delivered. There can be no guarantee that the level of future mail to be delivered from current clients will continue. A material decrease in tonnage from any of SkyPostal’s major mailers, or the loss of any of its larger clients, would reduce its revenue and any profitability. In addition, to the extent that new clients are added, whether following the loss of existing clients or otherwise, the Company may incur substantial start-up expenses in initiating services to new clients.

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

The Company’s growth has placed and will continue to place significant demands on administrative, operational and financial resources, and the Company may not be able to successfully integrate the operations of acquired businesses with its existing operations, which could have a material adverse effect on the business and its ability to grow. To the extent that its customer base and its services continue to grow, this growth will place a significant demand on its managerial, administrative, operational and financial resources. Future performance and results of operations will depend in part on its ability to successfully implement enhancements to its business management systems and to adapt those systems as necessary to respond to changes in the business.

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

Negative economic and political developments in the Latin American-Caribbean region may reduce the Company’s revenue and any profitability. A large portion of the Company’s services are completed in LAC. As a result, the Company’s financial condition, results of operations and business may be negatively affected by the general condition of LAC’s regional economy, any devaluation of local currencies as compared to the US Dollar, as well as inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in the LAC region. Any of these events could reduce its revenue and any profitability.

Currency fluctuations or the devaluation and depreciation of local currencies could limit the Company’s ability to convert those currencies into US Dollars or reduce the amount of US Dollars received upon currency conversions. The Company bills certain of its European customers in British Pounds and incurs operating expenses in some LAC currencies.

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

The Company may need to raise additional funds in the future. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the current stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the common stock and may have covenants that impose restrictions on the Company’s operations.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule required by the SEC relating to the penny stock market, which, in highlight form, sets forth:

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

The market for penny stock has experienced numerous frauds and abuses that could adversely impact investors in the Company’s stock. OTC Bulletin Board securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTC Bulletin Board reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

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

The market price of the Company’s common stock will likely be highly volatile, as is the stock market in general, and the market for OTC Bulletin Board quoted stocks in particular. Some of the factors that may materially affect the market price of the Company’s common stock are beyond the Company’s control, such as changes in financial estimates by industry and securities analysts, announcements made by the Company’s competitors or sales of the Company’s common stock. These factors may have a material adverse affect on the market price of the Company’s common stock, regardless of the Company’s performance.

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

Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude the Company from accomplishing these critical functions. The Company will be required to document and test its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and a report by its independent registered public accounting firm addressing these assessments. The Company has recently hired a full time Corporate Controller to augment its internal control procedures and expand its accounting staff, but there is no guarantee that these efforts will be adequate.

During the course of the Company’s testing, it may identify deficiencies that the Company may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if the Company fails to maintain the adequacy of its internal accounting controls, as such standards are modified, supplemented or amended from time to time, the Company may not be able to ensure that it can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause the Company to face regulatory action and also cause investors to lose confidence in its reported financial information, either of which could have an adverse effect on the Company’s stock price.

ITEM 1B                UNRESOLVED STAFF COMMENTS

None.

ITEM 2                   PROPERTIES

The Company rents three office space/warehouse facilities, as described below.

	Description	Location	Size Sq. Ft.	Monthly Rental $	Lease Expiration
1	SkyPostal Operations	Miami, FL	16,700	10,762	Jun-09
2	SkyShop Operations	Miami, FL	10,000	7,579	Aug-13
3	Newark Hub	Newark, NJ	5,000	3,797	Jun-10

The Company is considering to consolidate all of its Miami operations in one location when the SkyPostal agreement expires in June 2009.

ITEM 3           LEGAL PROCEEDINGS

On September 18, 2008, the Company entered into a Media Services Agreement with Crosscheck Media Services and Comm Holdings, Inc. (“CHI”) to produce and send out a direct mail information newsletter.  The total cost of the mailing would be $575,000, which per the agreement would be paid by CHI. On September 18, 2008 the Company, in error requested William F. Doran, the escrow agent, to make a deposit of $150,000 to Crosscheck Media.  To date the mailing has not been produced or sent out.  As a result, the Company has requested a refund of its deposit that was incorrectly paid to Crosscheck Media. The agreement with Crosscheck calls for arbitration at the facilities of the American Arbitration Association. In March 2009 Crosscheck was notified by the Company of its request to begin arbitration proceedings.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5           MARKET FOR REGISTRANT’S COMMON EQUITY

Market Information

Until April 2008 there was no public market in the Company’s securities. There is only a very limited public trading market for our securities since then under the symbol “SKPN.OB”. At the close of business on March 15, 2009, there were 65,999,664 shares of our common stock issued and outstanding that were held by approximately 275 stockholders of record. The following table sets forth the high and low closing sales prices for our common stock as quoted by OTC Bulletin Board for the periods indicated:

	Share Price
Quarter Ending	Low	High
MAR 31 2008	nm	nm
JUN 30 2008	$0.90	$1.46
SEP 30 2008	$1.05	$1.50
DEC 31 2008	$0.15	$1.20

Dividends

Holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available. We, however, have never paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. Instead we intend to retain any future earnings to support the development and growth of our business. We may consider payment of dividends at some point in the future, but the declaration of dividends is at the discretion of the Board of Directors, and there is no assurance that dividends will be paid at any time. Our Board of Directors will make any such future determination as to the payment of dividends at its discretion, and its determination will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant.

Securities Authorized For Issuance Under Equity Compensation Plans

At December 31, 2008, under plans approved by the Board of Directors, the Company had outstanding to management, employees and Directors stock grants common stock, as shown below.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	1,384,136	$0.76	0

The stock grants typically vest over a two year period.

ITEM 6.          SELECTED FINANCIAL DATA

Not required for smaller reporting companies

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the information contained in the audited consolidated financial statements and the related notes thereto, appearing elsewhere herein.

Overview

Tonnage increased in each of the seven quarters through September 30, 2008 on a trailing twelve month basis but declined modestly in the fourth quarter of 2008. Management believes that this decline is temporary and that tonnage will increase in 2009 as the Postal Injection business continues to grow. As the Postal Injection business becomes an increasing percentage of total revenues, revenue per kilogram will increase but the gross margin percentage will decline as this lower margin business becomes an increasing percentage of revenue.

The Company’s strategy is to:

1.               Expand the number of mail aggregator customers who require outbound mail delivery services to LAC and Europe

2.               Expand the number of markets served that originate outbound mail to LAC

3.               Expand the number of customers in LAC, such as magazine publishers, that have outbound mail destined for the U.S. and Europe

4.               Use acquisitions of competitors as a means to increase market share

5.               Increase tonnage to achieve better economies of scale in operating costs and to negotiate better pricing from suppliers, such as airlines and local delivery companies

Given the limited cash position of the Company, as described in ITEM 1A RISK FACTORS, the Company has initiated and plans to initiate further measures to reduce expenses and improve cash flow, that may include the following:

1.               Reduction of administrative staff in Miami, FL

2.               Consolidation of service facilities in Miami, FL

3.               Outsourcing of IT development services

4.               Use of part-time management personnel in lieu of full time

5.               Re-negotiating of contracts with certain key suppliers for better pricing and/or payment terms

Given the conditions in international financial markets, which affect many companies, there can be no assurances of the Company’s ability to raise additional capital through the issuance of debt or equity securities in order to reduce or eliminate the continuing negative cash flow.

On February 27, 2009 the Company acquired seventy percent of the common stock of Logistics Enterprises, Ltda (“LEL”), a Colombian company also engaged in wholesale mail distribution and related activities. The Company agreed to exchange 400,000 shares of the Company’s common stock for the LEL shares and to make 25 monthly payments of $4,000 commencing one month after closing. The stock of SkyPostal has certain restriction on its sale, including an18 month lockup period. The Company also has the right to acquire the remaining thirty percent shareholding in LEL at any time after March 1, 2011, based on a formula determined in part by LEL’s pre-tax earnings for the preceding twelve months. Coincident with the acquisition, the Company entered into an employment agreement with the current CEO of LEL to serve as the general manager of Colombian operations for three years.

The acquisition of LEL, in part, will make it possible for the Company to consolidate its service facilities in Miami, further reduce staff in Miami and enable the Company to make greater use of Avianca Airlines to service its customer base in Latin America at lower operating costs. The acquisition also makes it possible for the Company to achieve certain competitive advantages with respect to delivery times to Latin America.

Critical Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SkyPostal Networks, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

Loss Per Share

Basic loss per share is presented on the face of the audited condensed consolidated statements of operations. As provided by the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic loss per share is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during the periods. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, stock grants and warrants.  Basic and diluted earnings per share are the same during 2007 and 2008.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities related to cost of sales, the estimated useful lives for property and equipment and the value assigned to the warrants granted in connection with the various financing arrangements. Actual results could differ from those estimates.

Fair Values

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. SFAS No. 157 does not change existing guidance as to whether or not an instrument is carried at fair value and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements under SFAS No. 13, from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS No. 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately.

SFAS No. 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (referred to as an exit price). SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy under SFAS No. 157 are:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

New Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which replaces SFAS 141, “Business Combinations” and supersedes other authoritative guidance. SFAS 141(R) broadens the scope of SFAS 141 and requires the acquisition method (SFAS 141 referred to as the purchase method) to be used on all events where a business obtains control over another business. As a result, SFAS 141(R) works to improve the comparability of information about business combinations presented. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree, and goodwill acquired in a business combination or a gain from a bargain purchase. SFAS 141(R) also requires the acquirer to disclose information that enables the users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. The Company is evaluating the effect SFAS No. 141(R) will have on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company is evaluating the effect SFAS 160 will have on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement

on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  SFAS No. 162 is effective November 15, 2008. The implementation did not have a material effect on its financial statements.

Operating Results

Revenue

The revenues for the years 2008 and 2007 are shown below.

	Twelve Months Ended December 30		Change
	2008	2007	Amount	Percent
NET REVENUES	$9,078,365	$8,696,145	$382,220	4.4%

Revenues for the year ending December 31, 2008 totaled $ 9,078,365, an increase of 4.4 percent compared with the same period in 2007. Kilograms delivered in 2008 increased by 3.8 percent compared with 2007. Revenue per kilogram declined by 1.4 percent, in part due to a weakening of the British pound in the second half of 2008, which affects the revenues of several large customers billed in the currency.

A breakdown of U.S. and foreign revenues for the years 2008 and 2007 are shown below.

	Twelve Months Ended December 31		Change
	2008	2007	Amount	Percent
Region
U.S.	$4,501,992	$6,400,071	$(1,898,079)	-29.7%
Foreign	4,576,373	2,296,074	2,280,299	99.3
Total	$9,078,365	$8,696,145	$382,220	4.4%

Foreign revenue increased in 2008 due to an increase in sales to LAC-based customers. U.S. revenue declined due in large part to the general economic situation in the U.S. in the second half of 2008 that more than offset the 23 percent increase in U.S. revenue in the first half of 2008.

Operating Expenses

The operating expenses and operating losses for the years 2008 and 2007 are shown below

	Twelve Months Ended December 31		Change
	2008	2007	Amount	Percent

OPERATING EXPENSES
Cost of Delivery	$8,056,868	$6,976,947	$1,079,921	15.5%
General and Administrative	4,604,087	3,242,420	1,361,667	42.0
Stock Based Compensation	1,549,631	283,965	1,265,666	445.7
Factoring Fees	92,036	296,104	(204,068)	(68.9)
TOTAL OPERATING EXPENSES	14,302,622	10,799,436	3,503,186	32.4

OPERATING LOSS	$(5,224,257)	$(2,103,291)	$(3,120,966)	148.4%

Cost of Delivery. This expense increased on a per kilogram basis by 2.6 percent in 2008 compared with the prior year, in part due to higher oil prices passed on by the Company’s suppliers in the second and third quarters. The margin between revenue and delivery cost in dollar terms declined by 40.6 percent when compared with 2007, in part due to the lower margin on the Postal Injection business and the weakening British pound, as described above.

General and Administrative. This expense increased in 2008 compared to 2007 due to an increase in salaries and benefits related to the addition of senior management and administrative staff, additional legal and accounting expenses and additional insurance expense for a Directors and

Officers policy and a key man policy on the Chief Executive Officer. Certain of these additional expenses were incurred in connection with the compliance requirements of publicly traded companies.

Stock Based Compensation. The Company compensates certain employees, directors and an advisor through the grant of restricted shares of common stock. In general, these non-vested shares vest over 1-2 years and are subject to the employees, directors and advisor continuing service to the Company. The cost of non-vested shares is determined using the fair value of the Company’s common stock on the date of grant. The compensation expense is recognized over the vesting period. The required disclosures related to the Company’s stock-based employee compensation plan are included in Note 12 of the Notes to Consolidated Financial Statements. Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective transition method. The modified prospective transition method was applied to new awards, to any outstanding awards, and to awards that were forfeited after January 1, 2006. The Company did not issue any awards prior to January 1, 2006.

Factoring Fees. This expense declined in 2008 as compared with 2007 because the Company did not use the factoring facility in the second half of 2008.

Operating Loss. The operating loss in 2008 increased due to lower margin between revenue and delivery cost, higher general and administrative expense and the non-cash expense of stock-based compensation.

Other Expenses

Other expenses and the net loss for the years 2008 and 2007 are shown below.

	Twelve Months Ended December 31		Change
	2008	2007	Amount	Percent
OTHER EXPENSES/(INCOME)
Interest	$385,200	$564,130	$(178,930)	(31.7)%
Excess of value of put options over the estimated fair value of shares	617,600	1,600,000	(982,400)	(61.4)
Other	(66,902)	351,302	(418,204)	(119.0)
TOTAL OTHER EXPENSES/(INCOME)	935,898	2,515,432	(1,579,534)	(62.8)

NET INCOME/(LOSS)	$(6,160,155)	$(4,618,723)	$(1,541,432)	(33.4)%

Interest.  Interest expense declined in 2008 because the Company repaid a portion of its interest bearing debt and converted the remainder of interest bearing debt to common stock in the first half of 2008.

Put Option. This non-cash expense arose due to the fair market value adjustments to the put liability in 2008.

Other Expense. This income arose in 2008 due to the gains from payments under the Redemption Agreement .

Net Income. The net loss in 2008 totaled $6,160,155, an increase of 33 percent over 2007, due to the increase in the Operating Loss, a significant portion of which is attributable to the non-cash stock compensation expense.

Earnings Per Share

Earnings per share for the years 2008 and 2007 are shown below.

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,162,919	24,350,389
Effect of dilutive shares	—	—
Diluted	47,162,919	24,350,389

NET INCOME/(LOSS) PER SHARE:
Basic	$(0.13)	$(0.19)
Diluted	$(0.13)	$(0.19)

Contractual Obligations

Redemption Agreement

On April 1, 2007, SkyPostal agreed to a mandatory redemption with a shareholder of 3,200,000 shares of common stock at a price per share of $1.00, wherein the shareholder has the right to put to SkyPostal up to 160,000 shares each quarter beginning April 1, 2008. The shareholder exercised its right to put on April 1, 2008 and July 1, 2008. The Company made two redemption payments of $ 160,000 each in the second and third quarters of 2008, which were recorded as additions to treasury stock. The Company did not make two redemption payments on October 1, 2008 and January 1, 2009 totaling $320,000 due to the Company’s cash position. Although management believes that the shareholder will continue to exercise their put options until such time as the Company’s stock is trading above $1 per share and there is sufficient trading and liquidity in the Company’s stock to offer an alternative to the put, the Company does not plan to make such payments in the foreseeable future.

In 2007, the Company recorded a liability of $ 1,600,000 related to the redemption agreement with the shareholder in accordance with SFAS 150 — “Fair Value Measurement”. At December 31, 2007, SkyPostal’s stock price was valued at $.50 per share. Accordingly, a liability of $1,600,000 was recorded for the difference between the stock price at December 31, 2007 and the exercise price of each put option multiplied by the 3.2 million shares subject to the put. At June 30, 2008, the Company’s stock price was $ 1.45 and the amount of the liability was adjusted to zero. The adjustment to the liability was determined using Level 1 type information. This adjustment of the liability resulted in a gain on the income statement of $1,520,000 based on the 3,040,000 shares that had not yet been redeemed under the agreement.  In addition to this adjustment, as a result of the put of 160,000 shares in the second quarter of 2008, the Company also recorded a non-cash gain of $80,000 during the second quarter of 2008.

If the Company’s stock price is valued at less than $1 per share prior to the expiration of the put options on January 2, 2013, the Company will adjust the liability for the put based on the number of shares not yet redeemed multiplied by the difference between the Company’s current stock price and the exercise price of the put option. The recording of such a liability would result in an equal amount of expense being charged to the statement of operations. At December 31, 2008, the Company’s stock price was $.23 (using Level 1 type information) and consequently a liability related to the Redemption Agreement was recorded. Based on the remaining 2.88 million shares subject to the put, a long term liability of $2,217,600 was recorded at December 31, 2008.

Non-Compete Agreement

Coincident with the redemption agreement, the shareholder also entered into a Non-Compete Agreement with SkyPostal. Under this agreement the shareholder receives payments totaling $ 735,000 beginning April 1, 2008.

Payments are made on a quarterly basis and the first and second payments were made in the second and third quarters of 2008.  The Non-Compete Agreement was recorded as an intangible asset on the balance sheet and amortized over the term of the agreement with an offsetting liability to recognize the cumulative future payments.

The Company did not make the payments under the Non-Compete Agreement at October 1, 2008 ($63,000) and January 1, 2009 ($59,500) and, given its current cash position, does not plan to make payments for the foreseeable future.

The unpaid balance of the liability according to the year of scheduled payment is shown below:

Annual Payment Schedule Year	Amount
2008	$63,000
2009	217,000
2010	161,000
2011	105,000
2012	49,000
2013	3,500
Total	$598,500

As of March 15, 2009 the Company has failed to make payments under the Redemption Agreement and Non-Compete Agreement totaling $442,500. The amount of unpaid payments is expected to increase throughout 2009.

Liquidity

Summary

For the twelve month period ended December 31, 2008, cash increased by $308,604 compared to an increase of $114 during 2007.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Twelve Months Ended December 31
	2008	2007
Net cashed provided (used) by operating Activities
Operating activities	$(6,738,556)	$(2,084,506)
Investing Activities	(239,224)	(13,912)
Financing activities	7,286,384	2,098,532

The cash used by operating activities in 2008 was primarily due to the net loss (after adjusting for the non-cash stock compensation expense), an increase in accounts receivables due to discontinuing the factoring of receivables and the increase in Intangibles and Other Assets largely due to the Non-Compete Agreement.

The cash used by investing activities in 2008 was primarily due to the development expenses for the Company’s PDA that were capitalized in 2008.

The cash provided by financing activities in 2008 was primarily due to the Company’s Private Placement, which was used in part to pay off notes payable.

Financial Condition

The Company’s cash position at December 31, 2008 was $309,455. As of December 31, 2008, the Company had no indebtedness for borrowed money, but as described in ITEM 7 Contractual

Obligations, the Company has failed to make scheduled payments totaling $442,500 due to a shareholder.

The Company has arranged a line of credit of $1,200,000 with a factor with whom it has previously worked. Subject to satisfactorily completing due diligence, the Company can borrow up to eighty percent of the value of eligible receivables. This line may provide cash to the Company for a certain period of time but it does not represent a long term solution. The Company is exploring several other alternatives for financing and additional equity capital, as described below, but there can be no assurances that these efforts will be successful.

Private Placement

From March 7, 2008 through October 21, 2008, the Company sold 20,741,948 shares of its common stock for $10,370,974, or $.50 per share. The Company sold 80,000 shares for $40,000 in the fourth quarter of 2008. This Private Placement was arranged by Falcon Capital, LLP (“Falcon”). Mathijs van Houweninge, a Director of the Company, was the Managing Partner of Falcon until December 31, 2008 when he resigned. Falcon received a cash fee of 10% of the total funds raised and is granted warrants to purchase shares of the Company’s common stock equal to 10% of the number of shares sold. Each warrant entitles the holder to purchase a share of the Company’s common stock at an exercise price of $.50 during an exercise period of three years from the day a stock subscription agreement is paid in full. Falcon is entitled to receive approximately 2,000,000 warrants. A description of the use of proceeds as of December 31, 2008 is shown below.

Use of Proceeds	Amount
Payment of accounts payable and operating expenses	$6,490,237
Repayment of loans and notes from stockholders	438,317
Repayment of other loans and notes	932,355
Exercise of put option and non-compete payments	456,500
Listing and private placement related expenses	1,553,565
Escrow deposit in connection with investor relations services	500,000
Total	$10,370,974

On January 28, 2009 the Company executed an engagement letter with Falcon International Consulting Limited, a company related to Falcon, under which Falcon would, on a best efforts basis, raise $2 million through the sale of new shares of common stock of the Company at $.10 per share (“2009 Private Placement”). As of March 15, 2009, the Company had received $950,500 for the purchase of 9,505,000 shares of common stock. There can be no assurances that the Company will be able to raise a total of $2 million through the private placement. Falcon’s compensation for services is a cash fee equal to ten percent of the cash received by the Company plus one share of registered common stock for each ten shares sold.

With the current levels of negative monthly cash flow, management believes that the proceeds from the 2009 Private Placement may not be sufficient to cover the Company’s cash flow requirements for 2009. The Company expects to cover any shortfall in cash flow in 2009 by using the line of credit from the factor. The Company currently does not anticipate making any of the payments in 2009 called for in the Non-Compete Agreement or the Redemption Agreement.

Capital Expenditure

In 2008, capital expenditures totaled $239,224, which includes $170,000 in capitalized expense for the development of the Company’s PDA (ITEM 1 Research and Development). In 2007, capital expenditure totaled $13,912.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SkyPostal Networks, Inc.

We have audited the accompanying consolidated balance sheets of SkyPostal Networks, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2008 and 2007. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyPostal Networks, Inc. as of December 31, 2008 and 2007, and the results of its consolidated operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a deficiency in working capital and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 31, 2009

SKYPOSTAL NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2008	2007
ASSETS
CURRENT ASSETS
Cash	$309,455	$851
Accounts receivable, net	1,498,995	635,277
Prepaid expenses and other	177,968	107,834
TOTAL CURRENT ASSETS	1,986,418	743,962

DUE FROM STOCKHOLDER	69,569	40,687
PROPERTY AND EQUIPMENT, net	329,788	138,018
INTANGIBLES AND OTHER ASSETS	1,295,286	232,873
TOTAL ASSETS	3,681,061	1,155,540

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	2,125,108	3,680,500
Curent portion of amount due on non-compete agreement	280,000	—
Current portion of notes payable	—	4,022,729
Customer deposits	—	12,831
Current portion of due to stockholders	7,200	135,975
Current portion of put option payable	320,000	—
TOTAL CURRENT LIABILITIES	2,732,308	7,852,035
NON-COMPETE AGREEMENT, less current portion	318,500	—
DUE TO STOCKHOLDERS, less current portion	—	329,542
NOTES PAYABLE, less current portion	—	97,054
EXCESS OF VALUE OF PUT OPTIONS OVER THE ESTIMATED FAIR VALUE OF SHARES, less current portion	1,897,600	1,600,000
TOTAL LIABILITIES	4,948,408	9,878,631

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	56,735	25,131
Additional paid-in capital	19,031,418	5,127,123
Accumulated deficit	(20,035,500)	(13,875,345)
Treasury Stock	(320,000)	—
TOTAL STOCKHOLDERS’ DEFICIT	(1,267,347)	(8,723,091)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,681,061	$1,155,540

The accompanying notes are an integral part of these consolidated financial statements.

SKYPOSTAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2008	2007
NET REVENUES	$9,078,365	$8,696,145

OPERATING EXPENSES
Cost of Delivery	8,056,868	6,976,947
General and Administrative	4,604,087	3,242,420
Stock Based Compensation	1,549,631	283,965
Factoring Fees	92,036	296,104
TOTAL OPERATING EXPENSES	14,302,622	10,799,436

OPERATING LOSS	(5,224,257)	(2,103,291)

OTHER EXPENSES/(INCOME)
Interest	385,200	564,130
Excess of value of put options over the estimated fair value of shares	617,600	1,600,000
Other	(66,902)	351,302
TOTAL OTHER EXPENSES/(INCOME)	935,898	2,515,432

NET LOSS	$(6,160,155)	$(4,618,723)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,162,919	24,350,389
Effect of dilutive shares	—	—
Diluted	47,162,919	24,350,389

NET LOSS PER SHARE:
Basic	$(0.13)	$(0.19)
Diluted	$(0.13)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

SKYPOSTAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional
		Common	Paid-In	Accumulated	Treasury
	Shares	Stock	Capital	Deficit	Stock	Total
BALANCES AT DECEMBER 31, 2006	25,131,215	24,833	3,262,320	(9,256,622)	—	(5,969,469)
Net loss	—	—	—	(4,618,723)	—	(4,618,723)
Stock compensation	—	37	502,929	—	—	502,966
Stock issued for license agreement	—	42	142,758	—	—	142,800
Conversion of debt and account payable to common stock	—	219	1,219,116	—	—	1,219,335
BALANCES AT DECEMBER 31, 2007	25,131,215	25,131	5,127,123	(13,875,345)	—	(8,723,091)
Net loss			—	(6,160,155)	—	(6,160,155)
Sale of common stock through private placement	20,741,948	20,662	10,350,312	—	—	10,370,974
Stock compensation	3,604,354	3,605	881,852	—	—	885,457
Stock compensation (nonvested shares)		—	934,992	—	—	934,992
Conversion of debt to common stock	7,107,147	7,107	2,992,177	—	—	2,999,284
Conversion of accounts payable to common stock	200,000	200	99,800	—	—	100,000
Warrants issued		—	188,144	—	—	188,144
Warrants exercised		—	10,613	—	—	10,613
Private placement transaction costs	30,000	30	(1,553,595)	—	—	(1,553,565)
Treasury stock	(320,000)	—	—	—	(320,000)	(320,000)
BALANCES AT DECEMBER 31, 2008	56,494,664	56,735	19,031,418	(20,035,500)	(320,000)	(1,267,347)

SKYPOSTAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,160,155)	$(4,618,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164,284	69,769
Bad debt expense	89,003	89,293
Stock compensation	1,543,632	502,966
Revaluation of put option liability	617,600	1,600,000
Changes in assets and liabilities
Increase in accounts receivable	(952,721)	(346,759)
(Increase) decrease in prepaids and other assets	(70,134)	(32,832)
(Increase) decrease in due from stockholders	(21,682)	6,281
(Increase) in intangible and other assets	(444,243)	(90,073)
(Decrease) in accounts payable and accrued liabilities	(1,491,309)	1,022,847
Increase (decrease) in customer deposits	(12,831)	(287,275)
Net cash used by operating activities	(6,738,556)	(2,084,506)

CASH FLOWS FROM INVESTING ACTIVITIES:	(239,224)	(13,912)
Capital expenditure	(239,224)	(13,912)
Net cash used in investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of capital stock	8,817,409	—
Purchase of Treasury Stock	(320,000)	—
Warrants exercised	10,613	—
Due to affiliates	(465,517)	37,858
Notes payable, net	(619,621)	2,060,674
Payment on non-compete	(136,500)
Net cash provided by financing activities	7,286,384	2,098,532
Net increase (decrease) in cash and cash equivalents	308,604	114
Cash and cash equivalents, beginning of period	851	737
Cash and cash equivalents, end of period	$309,455	$851

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$260,675	$379,516

Supplemental Disclosures of Non-Cash Transactions
Accrued stock compensation converted into equity	$276,817	$502,966
Trade accounts payable converted into common stock	100,000	54,890
Accrued interest from notes payable converted to equity	312,734	—
Notes payable converted into equity, net of bridge loan interest amortization	2,874,694	1,064,445
Warrants exercised and issued but unpaid	—	—
Warrants issued with bridge loans	188,144	—
Common stock issued for license agreement	—	142,800
Conversion of due to stockholders to common stock	—	100,000
Note payable executed for Non-Compete Agreement	750,000	—

NOTE 1.       ORGANIZATION

Organization

On April 15, 2008, Omega United, Inc. (“Omega”) entered into and closed an Agreement Concerning the Exchange of Securities between Omega and SkyPostal, Inc. (“SkyPostal”) and the Security Holders of SkyPostal (the “Securities Exchange”). Pursuant to the Securities Exchange, Omega issued 29,000,000 shares of common stock for all of the issued and outstanding common stock of SkyPostal. On July 25, 2008, Omega changed its name to SkyPostal Networks, Inc. (the “Company”). Unless otherwise indicated herein or the context otherwise requires, all references to “SkyPostal,” and the “Company,” are to SkyPostal Networks, Inc. and subsidiaries.

SkyPostal, incorporated in the State of Nevada, was established to create a new standard for “time defined” mail delivery in the Americas. The Company’s purpose is to focus on high volume mail distribution in Latin America and the Caribbean (LAC). The Company’s headquarters are located in Miami, Florida.

The Company believes that it is the largest private mail network in LAC offering European Postal administrations and mail consolidators in Europe and the United States, an alternative to the Latin public postal services, providing better service at lower prices with proprietary technology. The Company offers time-defined, secure intelligent mail delivery solutions via an established private messenger network, and solves a vast market need for reliable and affordable mail delivery service.

In June 2008, the Company activated a subsidiary, SkyShop Logistics, Inc. (“SkyShop”), to begin offering a new service. The new service enables non-U.S. resident internet shoppers to use SkyShop as their mailing address for U.S. e-commerce websites. In October 2008, the Company launched the service under the brand name Punto Mio.com. There were no material revenues during 2008.

Basis of Presentation and Management’s Plan

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations and as of December 31, 2008 the accumulated deficit was $20,035,500. As of December 31, 2008, the Company’s current liabilities exceeded its current assets by approximately $746,000. Cash flow from operations has been negative for each quarter of 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company hopes to increase the current revenue levels by focusing on expanding its services to other regions and through the acquisition of private mail delivery services in the LAC region. The Company did not complete any acquisitions in 2008 due in part to its inability to secure the necessary financing to close such transactions.

The Company has initiated and plans to initiate further measures to reduce expenses and improve cash flow, that may include the following:

• Reduction of administrative staff in Miami, FL

• Consolidation of service facilities in Miami, FL

• Outsourcing of IT development services

• Use of part-time management personnel in lieu of full time

• Re-negotiating of contracts with certain key suppliers for better pricing and/or payment terms

Management believes these factors will contribute towards increasing revenues and achieving profitability in the future. However, there can be no assurance that the Company will be able to raise sufficient capital, increase its revenue levels or complete any mergers or acquisitions, which would enable the Company to meet its liabilities or continue operations without additional support. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During 2008, the Company raised $8,817,409, net of listing and transaction costs, through the sale of new shares of common stock (NOTE 14). The sale of shares was arranged by Falcon Capital, LLP (“Falcon”). The funds were used to pay accounts payable and operating expenses, repay loans to shareholders and third parties and pay fees due to Falcon, attorneys and auditors.

On January 28, 2009 the Company executed an engagement letter with an affiliate of Falcon under which Falcon would, on a best efforts basis, raise capital through the sale of new shares of common stock of the Company (NOTE 15).

NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities related to cost of sales, the estimated useful lives for property and equipment and the value assigned to the warrants granted in connection with the various financing arrangements. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SkyPostal Networks, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

Cash

Cash primarily consists of demand deposits in interest and non-interest bearing accounts. The carrying amount of these deposits approximates their fair value. The Company’s balances maintained may, at times, exceed available depository insurance limits. As of December 31, 2008 and 2007, the Company did not hold any balances in excess of available depository limits.

As of December 31, 2007, overdraft balances classified as liabilities amounted to $164,092.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are recorded at the stated amount of the transactions with the Company’s customers. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on the customer’s creditworthiness, their payment history and the amount currently past due. All balances are reviewed individually for collectability. Accounts receivable are charged off against the allowance after all means of collection have been exhausted. Accounts receivable are recorded at the invoice amount net of allowance.

On October 1, 2008 the Company renewed an agreement (“Current Agreement”) to sell, on an ongoing basis, selected trade accounts receivable to a third party, subject to satisfactorily completing due diligence,. The receivables are sold with full recourse until the buyer issues its credit approval and assumes or accepts the credit risk of the purchased account. The buyer is responsible for servicing the receivables. The sales of the receivables were accounted for under Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. At the time of the sales of its receivables, the Company receives an initial advance of 80% of the net invoice amount and the remaining 20% is received, less any fees incurred to collect the entire invoice, at collection completion.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of office and computer equipment, furniture and fixtures, computer software and warehouse equipment is calculated using the straight-line method over the estimated useful life of the asset generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, commencing the month after the asset is placed in service. The costs of repair and maintenance are expensed when incurred, while expenditures for improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.

Capitalized Software Development Costs

Research and development costs are expensed as incurred. Software and PDA development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized, within property and equipment, in accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Technological feasibility is demonstrated by the completion of a working model. Capitalized costs are amortized on a straight-line basis over three years which is the estimated useful life of the software product. Unamortized software development costs were approximately $231,000 and $61,000 as of December 31, 2008 and 2007, respectively, and are included in property and equipment, net. During 2007, the Company incurred approximately $204,000 in software development costs that were expensed and included in other expenses in the Statements of Operations. In 2008 the Company incurred approximately $170,000 in software development costs that were capitalized on the balance sheet as part of Property and Equipment.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Revenue Recognition

Revenue is recognized upon delivery of a letter or a package in accordance with Emerging Issues Task Force 91-9, Revenue and Expense Recognition for Freight Service in Process.

Cost of Delivery

Cost of Delivery is comprised of postage, export line haul costs, clearance costs, and hand delivery costs.

Stock Based Compensation Plan

Effective January 1, 2006 the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)), using the modified prospective transition method. Accordingly, stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, is recorded as if the fair value method required for pro forma disclosure under SFAS No. 123 Accounting for Stock-Based Compensation were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Lattice option pricing model prior to April 2008 and the Black-Scholes option pricing model thereafter. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). SFAS No. 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, after considering estimated forfeitures. For the fiscal years ended December 31, 2008 and 2007, the estimated forfeitures were zero. The Company did not issue any awards under a stock based compensation plan prior to 2006.

Acquisition of List of Accounts and Subsequent Disposal

On August 16, 2007, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with an unrelated company (the “Seller”). As part of the Purchase Agreement, the Company agreed to acquire a list of accounts (the “List”) and certain assets for $1,000, assume certain leases and retain certain employees of the Seller. Subsequent to the acquisition, the Company continues to use the List but terminated the employees and cancelled one of the leases assumed.  The costs incurred amounted to approximately $278,000 and were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and are included in operating expenses in the statements of operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Intangibles

Intangibles are included in intangibles and other assets on the balance sheet.  Intangibles include trademarks, non-compete and license agreements stated at cost less accumulated amortization. These assets are amortized on a straight-line basis over the estimated future periods to be benefited (5-7 years).  The Company reviews the recoverability of intangible assets based primarily upon an analysis of undiscounted cash flows expected to be generated from the acquired assets. In the event the expected future net cash flows should become less than the carrying amount of the assets, an impairment loss will be recorded in the period such determination is made, based on the fair value of the related assets.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. SFAS No. 157 does not change existing guidance as to whether or not an instrument is carried at fair value and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (FSP FAS 157-1), which excludes SFAS No. 13, Accounting for Leases and certain other accounting pronouncements that address fair value measurements under SFAS No. 13, from the scope of SFAS 157. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption did not have a material impact on the financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active (FSP 157-3), which clarifies the application of SFAS No. 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately.

SFAS No. 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (referred to as an exit price). SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy under SFAS No. 157 are:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations which replaces SFAS 141, “Business Combinations” and supersedes other authoritative guidance. SFAS 141(R) broadens the scope of SFAS 141 and requires the acquisition method (SFAS 141 referred to as the purchase method) to be used on all events where a business obtains control over another business. As a result, SFAS 141(R) works to improve the comparability of information about business combinations presented. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree, and goodwill acquired in a business combination or a gain from a bargain purchase. SFAS 141(R) also requires the acquirer to disclose information that enables the users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. The Company is determining the effect the adoption of this pronouncement will have on the consolidated financial statements for an acquisition (NOTE 15).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of fiscal years beginning after December 15, 2008. The Company is evaluating the effect SFAS 160 will have on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  SFAS No. 162 is effective November 15, 2008.  The implementation did not have a material effect on its financial statements.

RECLASSIFICATIONS

Certain items on the 2007 financial statements have been reclassified to conform to the 2008 presentation.

NOTE 3.       CONCENTRATION OF REVENUES

The Company had net sales of approximately $2,571,559 to three customers, which individually approximated 13%, 8% and 7% of total net sales for the year ended December 31, 2008. The Company had net sales of approximately $4,159,000 to three customers, which individually approximated 10%, 15% and 14% of total net sales for the year ended December 31, 2007.

NOTE 4.       ACCOUNTS RECEIVABLE

Accounts receivable, net, consisted of the following at December 31:

	2008	2007
Accounts receivable	$1,535,243	$662,038
Factored receivables	—	844,175
Advances received	—	(717,474)
Less: Allowance for doubtful accounts	(36,248)	(153,462)

Accounts receivable, net	$1,498,995	$635,277

NOTE 5.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following at December 31,

	2008	2007
Office and computer equipment	$150,732	$124,439
Computer software	435,448	265,449
Furniture and fixtures	43,811	21,756
Warehouse equipment	57,449	44,041
Leasehold improvements	1,755	1,755

	689,195	457,440

Less: Accumulated depreciation	(359,407)	(319,422)

	$329,788	$138,018

Depreciation expense was $47,454 and $69,769 for the years ended December 31, 2008 and 2007, respectively.

NOTE 6.       INTANGIBLES AND OTHER ASSETS

Intangibles and other assets include the assets shown below.

Intangibles and Other Assets	2008	2007
Deposit	$—	$30,000
Escrow Deposit(a)(b)	376,975	—
Security Deposit	78,093	27,698
Trade Mark	79,248	32,375
Non-Compete Agreement	735,000	—
License Agreement	142,800	142,800
	1,412,116	232,873

Less: Accumulated Amortization	(116,830)	—

	$1,295,286	$232,873

(a)       As a condition of the Securities Exchange (NOTE 1) the Company entered into an understanding with Omega United’s principle shareholders to set up an escrow fund of $500,000 to be used for investor relations during the 12 months following the reverse merger with Omega. In 2008, the Company incurred $123,025 in investor relations expenses that reduced the escrow deposit balance and were charged to the Consolidated Statement of Operations.

(b)       As part of the investor relations, on September 18, 2008, the Company entered into a Media Services Agreement with Crosscheck Media Services and Comm Holdings, Inc. (“CHI”) to produce and send out a direct mail information newsletter.  The total cost of the mailing would be $575,000, which per the agreement would be paid by CHI. On September 18, 2008 the Company, in error requested William F. Doran, the escrow agent, to make a deposit of $150,000 to Crosscheck Media.  To date the mailing has not been produced or sent out.  As a result, the Company has requested a refund of its deposit that was incorrectly paid to Crosscheck Media. The agreement with Crosscheck calls for arbitration at the facilities of the American Arbitration Association. In March 2009 Crosscheck was notified by the Company of its request to begin arbitration proceedings.

The Non-Compete Agreement and the License Agreement are amortized using the straight-line method over their estimated useful lives of seven and five years respectively.

NOTE 7.                                 RELATED PARTY TRANSACTIONS

Due to Stockholders

At December 31, 2008 Due to Stockholders totaled $7,200. During 2008 the Company paid down a portion of the balance of Due to Stockholders from the proceeds of a private placement (NOTE 14). Due to stockholders consisted of the following at December 31,

	2008	2007

Two unsecured notes payable bearing 4% interest. During 2007, $60,000 of the notes were converted into 117,647 shares of the Company at $0.51 per share. (a)	$—	$60,000

Two unsecured loans payable bearing no interest and having no maturity date. During 2007, one of the loans for $25,000 was converted into 49,020 shares of the Company at $0.51 per share. (a)	—	11,000

Unsecured notes payable bearing no interest. (a)	—	61,975

Unsecured note payable bearing 4% interest. (a)	—	30,000

Unsecured note payable bearing no interest. (a)	—	76,296

Unsecured notes payable bearing 4% interest. During 2007, $15,000 of one of the notes was converted into 29,412 shares of the Company at $0.51 per share. (a)	—	193,246

Unsecured note payable bearing 10% interest and having no maturity date. (b)	7,200	33,000

	7,200	465,517

Less current maturities	—	(135,975)

	$7,200	$329,542

(a) repaid from Private Placement (NOTE 14) during 2008; (b) partially repaid from Private Placement during 2008

NOTE 8.                                 NOTES PAYABLE

As of December 31, 2008 the Company had no outstanding notes payable. During 2008 the Company converted  $2,992,177 of various forms of notes payable into 7,107,147 shares of common stock at prices ranging from $.35-$.50 per share. Other notes payable were repaid from the proceeds of the Private Placement of common stock (NOTE 14).

Notes payable consisted of the following at December 31,

	2008	2007
Various unsecured notes bearing 10% interest. At December 31, 2007, the notes plus accrued interest of $233,423 were convertible into 3,418,975 shares of common stock of the Company from $0.51 to $0.75 per share. (a)	$—	$1,632,300

Various convertible notes bearing 10% interest. These notes had 1,036,720 warrants attached and were secured by the Company’s uncollateralized accounts receivables. (a)	—	974,250

Note payable that bears interest at 18%. This note was secured by 333,333 of the Company’s shares of one of the stockholders. (a)	—	200,000

Secured note payable with discounted interest of $31,220, in the amount of $332,220. The note was secured by 1,500,000 of Company shares of one of the stockholders. The note carried 100,000 warrants for the purchase of the Company’s common stock. (c)	—	332,220

Various unsecured notes payable that bear interest at 18%. (b)	—	492,738

Unsecured notes payable that bear interest at 48%. (b)	—	300,000

Unsecured note payable that bears interest at 10%. (b)	—	97,054

Unsecured note payable that bears interest at 18% (b)	—	60,000

Unsecured note payable that bears interest at 18% (b)	—	31,221

	—	4,119,783
Less current maturities	—	(4,022,729)
	$—	$97,054

(a) Converted to common stock in 2008 (b) repaid in 2008 (c) partially repaid and a portion converted to common stock in 2008

Interest expense for the years ended December 31, 2008 and 2007 was approximately $385,000 and $564,000 respectively.

NOTE 9.                                 EXCESS OF VALUE OF PUT OPTIONS OVER THE ESTIMATED FAIR VALUE OF SHARES

As of December 31, 2007, the Company had 3,200,000 shares of common stock outstanding that were granted put options as part of a Sale Option Agreement dated April 1, 2007 between the Company and a shareholder (“Redemption Agreement”). These options have an exercise price of $1.00 per share and may be exercised at the rate of 160,000 shares per quarter beginning on April 1, 2008 and ending on January 1, 2013. The Sale Option Agreement expires on January 2, 2013.

At December 31, 2007, the Company’s stock was valued at $0.50 per share. Accordingly, a liability of $1,600,000 was recorded for the difference between the stock price at December 31, 2007 and the exercise price times the number of shares.  The liability is adjusted based on the Company’s stock price at the end of each reporting period. The determination of the put liability as of December 31, 2007 and December 31, 2008 is shown below.

	Shares Subject to Put	Share Value	Put Liability per share	Balance

December 31, 2007	3,200,000	$0.50	$0.50	$1,600,000

December 31, 2008	2,880,000	$0.23	$0.77	$2,217,600

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2008 and 2007, for each fair value hierarchy level.

	2008				2007
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Put Option Liability	$2,217,600	—	—	$2,217,600	$—	—	1,600,000	$1,600,000

The share price at December 31, 2007 was determined using the price of the shares being sold through a private placement at December 31, 2007 as an active market did not exist at the time before the Company engaged in the Securities Exchange.

Any shares that are repurchased are recorded as treasury stock at the cost of the shares at the time of repurchase. In 2008 the Company repurchased 320,000 shares on the scheduled dates of the put and recorded an addition to treasury stock of $320,000.

On or about October 1, 2008, the Company received a notice of put for 160,000 shares but elected not to make the payment of $160,000 due to its current cash position. This liability and payments for 2009 are recorded on the balance sheet as a current liability.

Note 10.                                   NON-COMPETE AGREEMENT

Coincident with the Redemption Agreement described in Note 8, the shareholder also entered into a Non-Compete Agreement with SkyPostal. Under this agreement the shareholder receives quarterly payments totaling $ 735,000 beginning April 1, 2008. The Non-Compete Agreement was recorded as an intangible asset on the balance sheet and is amortized over seven years with an offsetting liability to recognize the cumulative nominal value of future payments. Due to its cash position, the Company failed to make a scheduled payment of $63,000 under the Non-Compete Agreement in October 2008.

The unpaid balance of the liability under the Non-Compete Agreement as of December 31, 2008 according to the year of scheduled payment is shown below.

Annual Payment Schedule Year	Amount
2008	$63,000
2009	217,000
2010	161,000
2011	105,000
2012	49,000
2013	3,500
Total	$598,500

The amount of liability shown above for 2008 and 2009 totaling $280,000 is recorded as a current liability on the balance sheet as of December 31, 2008. The amount due in the years 2010-2013 totaling $318,500 is recorded as a long term liability on the balance sheet.

NOTE 11.                          INCOME TAXES

The actual income tax expense for 2008 and 2007 differs from the statutory tax expense for the year (computed by applying the U.S. federal corporate tax rate of 34% to income before provision for income taxes) as follows:

	2007	Effective Tax Rate	2008	Effective Tax Rate

Federal taxes at statutory rate	$(2,094,453)	34.00%	$(1,570,366)	34.00%
State income taxes, net of federal tax benefit	(176,977)	2.87	(92,783)	2.00
Other permanent differences	436,815	(7.09)	727,195	(15.74)
Change in valuation allowance	1,834,615	(29.78)	935,954	(20.26)

Total	$—	0.00%	$—	0.00%

The Company’s deferred tax assets are as follows:

	2008	2007

Deferred tax assets:
Depreciation and other	$98,216	$168,947
Allowance for doubtful accounts	13,640	57,748
Net operating loss carryover	6,152,133	4,202,679

Total	6,263,989	4,429,374
Less: Valuation allowance	(6,263,989)	(4,429,374)

Net deferred tax asset	$—	$—

As of December 31, 2008, the Company has available approximately $16,300,000 of operating loss carryforwards, which may be used in the future filings of the Company’s tax returns to offset future taxable income for United States income tax purposes. Net operating losses expire beginning in the year 2022. As of December 31, 2008 and 2007, the Company has determined that due to the uncertainty regarding profitability in the near future, a 100% valuation allowance is needed with regards to the deferred tax assets. Changes in the estimated tax benefit that will be realized from the tax loss carryforwards and other temporary differences will be recognized in the financial statements in the years in which those changes occur.

Under the provisions of the Internal Revenue Code Section 382, an ownership change is deemed to have occurred if the percentage of stock owned by one or more 5-percent shareholders has increased, in the aggregate, by more than 50 percentage points over the lowest percentage of stock owned by said shareholders at any time during a three year testing period.  Once an ownership change is deemed to have occurred under Section 382, a limitation on the annual utilization of net operating loss (NOL) carryforwards is imposed and therefore, a portion of the tax loss carryforwards would be subject to the limitation under Section 382.  SkyPostal Networks, Inc. acquisition of SkyPostal, Inc. on April 15, 2008 (see Note 1) resulted in an ownership change pursuant to Section 382.  After applying the applicable limitations and applying other appropriate adjustments, the combined federal and state net operating loss is approximately $ 12,970,000, as of  April 15, 2008, the merger date .

NOTE 12.                          STOCK COMPENSATION PLANS

Employee Stock Options

Prior to 2008, employees of the Company had options to purchase shares of the Company’s common stock under an employee stock option plan (the “Plan”). Under the Plan, the total number of shares authorized was 6,000,000, of which 5,862,594 were granted in 2007. The Company recognized compensation expense based on the estimated grant date fair value method using the Lattice option pricing model, adjusted for estimated forfeitures. There were no forfeitures during 2007. The Company calculated the fair value of each option award on the date of grant using the Lattice option pricing model. The per share average fair value of stock options granted to employees and a  consultant during the year ended December 31, 2007 was $0.11. For the year ended December 31, 2007, the Company recognized compensation expense of approximately $284,000, related to the adoption of SFAS No. 123(R). At December 31, 2007, unrecognized compensation cost related to unvested stock-based awards totaled approximately $300,000. There is no longer any compensation cost to be recognized under the previous stock option plan.

Stock Grant Plan

As a condition of the Securities Exchange in 2008 (NOTE 1), the Company agreed to cancel the Stock Option Plan and replace it with a new Stock Grant Plan, which in part involved the exchange of stock options for shares of common stock. The Company has agreed to compensate certain employees, directors and an advisor through the grant of restricted shares of common stock.  In general, these non-vested shares vest over 2-3 years and are subject to the employees, directors and advisor continuing service to the Company. The cost of non-vested shares is determined using the fair value of the Company’s common stock on the date of grant. The compensation expense is recognized over the vesting period.

Employee Stock Grants.  The Board of Directors of the Company agreed on April 15, 2008 to grant to certain employees shares of common stock at $ .50 per share. The shares are governed by a two year vesting schedule wherein all shares are forfeited if the employee resigns prior to April 15, 2009 and a twelve month lock up period beginning on the grant date. Shares totaling 230,000 were forfeited during 2008.

Director Grants. The Board of Directors approved in May and June 2008 a grant to each of four non-executive directors and one employee director 135,000 shares of common stock. These shares vest over a two year schedule and are subject to certain claw back rights and sale restrictions.

Advisor Grants.  On April 5, 2008, the Company granted 350,000 shares of common stock to an advisor in consideration for certain advisory services. These shares vest over a three year period and were subject to certain claw back rights and sale restrictions. These shares were forfeited in December 2008.

A summary of the status of the Company’s non-vested stock grants, as of December 31, 2008, and changes during the year ended December 31, 2008, is shown below.

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per share)	Fair Value

Nonvested at December 31, 2007	—	—
Awarded	2,289,136	$0.73	$1,677,818
Vested	(325,000)		(340,250)
Forfeited	(580,000)	0.50	(290,000)
Nonvested at December 31, 2008	1,384,136	$0.76	$1,047,568

In 2008 the Company recognized $934,992 in employee stock compensation expense related to the employee stock grants.

Securities Exchange

As a condition of the Securities Exchange, Albert Hernandez, the Company’s Chief Executive Officer, and A.J. Hernandez, Albert Hernandez’ son and the Company’s Chief Financial and Chief Operating Officer, agreed to exchange their stock options and unpaid salary and benefit amounts for vested shares of common stock valued at $.245 per share. The details of these exchanges are shown below:

	Exchanged			Common Shares
	Unpaid Salary	Benefits	Options	Received	Value

Albert Hernandez	$166,667	$14,000	2,311,440	1,757,943	$430,696

A.J. Hernandez	125,000	20,000	2,226,154	1,596,411	391,121

Total	$291,667	$34,000	4,537,594	3,354,354	$821,817

Another son of Albert Hernandez, employed by the Company, agreed to exchange 400,000 stock options for 200,000 shares of common stock. Certain advisors and consultants agreed to exchange 925,000 stock options and 100,000 warrants for 50,000 shares of common stock.

NOTE 13.                          COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has a non-cancellable operating lease that expires in 2009 for its current headquarters location in Miami, FL. Rental expense under this lease was $135,661 and $122,492 for the years ended December 31, 2008 and 2007, respectively.

In June 2008, the Company entered into a non-cancellable five year operating lease in Miami, FL for the operations of Punto Mio. Rental expense under this lease in 2008 totaled $ 37,896.

In August 2008, the Company entered into a non-cancellable six month sub-lease, which has month to month extensions through July 1, 2009, for office/warehouse space in Carlstadt, NJ. Rental expense under this agreement in 2008 was $15,189.

The future minimum rental payments under these leases for the years subsequent to December 31, 2008 are as follows:

2009	$125,255
2010	66,656
2011	68,282
2012	71,013
2013	48,588
Total	$379,794

Litigation

The Company may become a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, there were no matters that would have a material adverse effect on the financial condition of the Company as of December 31, 2008 and 2007.

NOTE 14.                          COMMON STOCK

The number of shares of common stock, par value $.001, authorized, issued and outstanding at December 31, 2008 and 2007 is shown below:

	2008	2007
Authorized	150,000,000	50,000,000

Issued	56,814,664	16,131,215

Outstanding	56,494,664	16,131,215

The number of shares of preferred stock, par value $.001, authorized, issued and outstanding at December 31, 2008 and 2007 is shown below:

	2008	2007
Authorized	50,000,000	—

Issued and outstanding	—	—

The Company has outstanding 2,197,166 warrants, each of which entitles the holder to purchase one share of common stock for $.50. The warrants may be exercised through March 1, 2011. Approximately 1,680,000 of the warrants were received by Falcon Capital, LLP as partial compensation in connection with the Private Placement as described below.

From March 7, 2008 through October 21, 2008, the Company sold 20,741,948 shares of its common stock for $10,370,974 or $.50 per share (the “Private Placement”). The Private Placement was arranged by Falcon Capital, LLP (“Falcon”). Mathijs van Houweninge, a Director of the Company, was the Managing Partner of Falcon until December 2008 when he resigned. Falcon received a cash fee of 10% of the total funds raised and is granted warrants to purchase shares of the Company’s common stock equal to 10% of the number of shares sold, as described above. The value of these warrants had no net effect on paid-in-capital during 2008 as the increase in paid-in-capital from issuance is offset by a reduction in paid-in-capital as the Falcon fees are charged directly to paid-in-capital.

In 2008, in connection with a bridge loan of $600,000 the Company granted the note holders warrants valued at $188,144. At note issuance the value of the warrants was treated as a reduction in the loan payable balance on the balance sheet and when the loan was repaid in full, the value of the warrants was credited to paid-in-capital.

During 2008 the Company converted accounts payable with a balance of $100,000 into 200,000 shares of common stock at a price per share of $.50.

On January 15, 2007, the Company converted $54,890 of trade payables due to an unrelated third party into 91,483 shares of the Company’s common stock at $0.60 per share.

On July 1, 2007, a non executive director was granted 65,000 shares of the Company’s common stock representing a portion of total compensation as provided in a one year financial consulting agreement expiring May 31, 2008. The shares were valued at $0.60 per share. As part of this agreement, the non executive director was also granted options to purchase 925,000 shares of the Company’s common stock at $0.60 per share (NOTE 12).

On July 1, 2007, a member of management, as part of his compensation package, was granted 300,000 shares of the Company’s common stock representing a compensation bonus. The shares were valued at $0.60 per share.

On September 1, 2007, a delivery service partner of the Company was granted 420,000 shares of the Company’s common stock at $0.34 per share as consideration for the service partner entering into an exclusive service agreement with the Company and as partial consideration for converting outstanding invoices due by the Company to the service partner into a promissory note in the amount of $276,659. As of December 31, 2007, there was approximately $143,000 recorded as an intangible asset in the accompanying balance sheets. The promissory note was paid off on November 15, 2007.

On September 14, 2007, a convertible note holder converted two promissory notes amounting to $1,000,000 and $64,445 in accrued interest into 2,087,146 shares of the Company’s common stock at a conversion price of $0.51 per share.

NOTE 15.                          SUBSEQUENT EVENTS

On January 28, 2009, the Company executed an engagement letter with Falcon International Consulting Limited, a company affiliated with Falcon, under which Falcon would, on a best efforts basis, raise capital through the sale of new shares of common stock of the Company at $.10 per share. As of March 15, 2009, the Company had received $950,500 for the purchase of 9,505,000 shares of common stock. As of March 15, 2009 Falcon had earned fees of approximately $95,000 payable in cash and shares of common stock totaling approximately 95,000.

On January 1, 2009 the Company failed to make payments of $160,000 and $59,500 under the Redemption Agreement and the Non-compete Agreement respectively. Total unpaid payments under these agreements as of March 15, 2009 are shown below.

	Agreement
	Redemption	Non-compete
Payment Date	Agreement	Agreement

October 1, 2008	$160,000	63,000

January 1, 2009	160,000	59,500

	$320,000	122,500

On February 27, 2009 the Company acquired seventy percent of the common stock of Logistics Enterprises, Ltda (“LEL”), a Colombian company also engaged in wholesale mail distribution and related activities. The Company agreed to exchange 400,000 shares of the Company’s common stock for the LEL shares and to make 25 monthly payments of $4,000 commencing one month after closing. The stock of SkyPostal has certain restriction on its sale, including an 18 month lockup period. The Company also has the right to acquire the remaining 30 percent shareholding in LEL at any time after March 1, 2011, based on a formula determined in part by LEL’s pre-tax earnings for the preceding twelve months. Coincident with the acquisition, the Company entered into an employment agreement with the current CEO of LEL to serve as the general manager of Colombian operations for three years. The acquisition was not material to the Company.

In February 2009 Falcon and the Company agreed to exchange approximately 456,000 warrants earned but unissued for 100,000 shares of common stock.

ITEM 9.                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file and submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls also are designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Disclosure controls include components of internal control over financial reporting, which consists of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of December 31, 2008, the period covered by this Annual Report.

Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008, the end of the period covered by this report because of the material weakness in internal controls over financial reporting.

Due to the material weaknesses, our management performed additional analyses and other post-closing procedures including reviewing all significant account balances and disclosures in the consolidated financial statements contained in this Annual Report to ensure our consolidated financial statements are in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for all periods presented.

Internal Controls Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following control deficiencies that represent material weaknesses in our internal control over financial reporting as of December 31, 2008:

• We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of GAAP commensurate with financial reporting requirements. Historically, we have lacked staff with experience pertaining to GAAP and SEC regulations. This control deficiency could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

• We did not adequately inform and educate employees of our standards and expectations of integrity and ethical values which includes (but is not limited to) guidelines and policies that address sexual harassment, conflicts of interest, confidential information and trust regulations as well as the Foreign Corrupt Practices Act. We did not actively engage employees on these matters in a way that ensures they not only understand the guidelines and polices established but also know how they are to be integrated into business practices that foster good corporate citizenship.

• We did not maintain effective control over certain spreadsheets utilized in the period-end financial reporting process. Specifically, we lacked effective controls related to the completeness, accuracy, validity, and security (restricted access and data security) of consolidation spreadsheet schedules that report revenue, expenses, assets, liabilities and stockholders’ equity. This control deficiency did not result in audit adjustments to the 2008 interim or annual consolidated financial statements. This control deficiency could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

• We did not maintain effective controls over access to and maintenance of financial data. Specifically, financial and non-financial data is stored on non-networked laptops and hard drives instead of a central data storage site at our headquarters location. Furthermore, management lacks data retention policies and processes that ensure the security and availability of current and historic data. This control deficiency did not result in audit adjustments to the 2008 interim or annual consolidated financial statements; however, this control deficiency could result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

• We did not maintain effective controls over the design and maintenance of the headquarters general ledger application. Inadequate maintenance of the headquarters general ledger is manifest in the lack of change management policies, absence of data maintenance plans, and absence of backup/recovery procedures. Furthermore, ongoing monitoring of security and access control is absent. This control deficiency did not result in audit adjustments to the 2008 interim or annual consolidated financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

• We did not maintain effective controls over segregation of duties. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of consolidation schedules and resulting financial statements and related disclosures. This control deficiency did not result in audit adjustments to our 2008 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Management has undertaken procedures in order to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this annual report. Accordingly, management believes that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B.               OTHER INFORMATION

The following information was filed in a Form 8-K with the SEC during the fourth quarter of 2008:

• On October 31, 2008 Michael Knorr resigned as executive vice president of the Company.

• On November 30, 2008 Clement Harary, the Company’s Chief Financial Officer, resigned his position to pursue other interests.  There were no disagreements between the Company and Mr. Harary on any accounting issues or other policies or practices. A.J. Hernandez, the Company’s Chief Operating Officer, assumed the CFO responsibilities.

• On December 1, 2008 the Company announced the expansion of Punto Mio, its internet shopping facilitator, to the Middle East.

• On December 3, 2008, the Company announced an agreement between the Company and Banco Santander Rio to co-market Punto Mio in Argentina.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are our directors and executive officers, their ages, their positions with the Company, their business experience during the past five years or more, and additional biographical data.

Name	Age	Position
Albert Hernandez	60	Chairman and Chief Executive Officer
AJ Hernandez	38	Chief Financial and Chief Operating Officer
Chris Weber	61	Director of European Operations
David Fineman	63	Director
Florian Schubauer	30	Director
Jose Misrahi	51	Director
Mathijs van Houwening	42	Director

A.J. Hernandez is the son of Albert Hernandez.

Albert P. Hernandez has served as the Chief Executive Officer and Chairman of the Board of the Company since its inception. Prior to that time, from 2002 to March 2008, he served as the Chief Executive Officer of SkyPostal, Inc. From 1972 to 2002 he served in various executive positions with companies in the logistics business, including Sky Courier Network which was sold to Airborne Express in 1988 and SkyNet Worldwide Express which was sold to a division of Lan Chile Airlines in 2001.

A.J. Hernandez has served as the Chief  Operating Officer of the Company since its inception and as the Chief Financial Officer since December 2008. From 2001 until March 2008 he served as the Chief Operating Officer of SkyPostal, Inc. From 1993 to 2001 he served in executive positions with SkyBox Services, Inc., a company providing a US address facility to enable upscale Latin American residents to receive mail, catalogues and Internet purchases via a mail warehouse facility in Miami, Florida.

Christian J. Weber has been responsible for all of sales and service in Europe for SkyPostal since 2002. From 1981 to 2002 he was Managing Director of SkyNet Worldwide Express and SkyMail UK, Ltd., international delivery companies.

Mathijs van Houweninge has served as a Director of the Company since its inception. From 2005 to December 2008 he served as a partner in Falcon. From 1990 to 2003 he served in executive positions in a software consultancy company that he eventually sold to Orvida of Holland. He is a member of the Board of Cyber City, USA and a member of the Advisory Board Private Equity for Triodos, The Netherlands.

S. David Fineman has served as a Director of the Company since its inception. He is currently the Senior Partner of Fineman, Krekstein & Harris, a law firm in Philadelphia, Pennsylvania, and has been since 1998. From 1995 to 2004 he served on the Board of Governors of the U.S. Postal Service and served as Chairman from 2001 to 2004.

Florian M. Schuhbauer has served as a Director of the Company since its inception. In 2006 he founded NG Outsourcing, Inc., a consulting and investment boutique, and joined General Capital Group. He became a partner of General Capital Group in 2008. From 2002 to 2006 he served in executive positions at Deusche Post AG, including Chief Financial Officer and Executive Vice President of DHL Global Mail U.S. operations. He previously served in trading and equity research positions at Dresdner Bank/Dresdner Kleinwort Benson from 1994-1999.

Jose Misrahi has served as a Director of the Company since its inception. Since 2006 he has been the Chief Financial Officer of Facey Commodity Company Limited, a multi-national company operating in 29 countries. From 2003 to 2006, Mr. Misrahi was a Managing Director of Vaupen Financial Advisors, a boutique investment bank. From 1992 to 2002, he served as Vice President, Finance for the Cisneros group of companies, a $3 billion multinational group with extensive media and communications holdings.

ITEM 11.               EXECUTIVE COMPENSATION

The information called for by this Item will be contained in the Company’s definitive Proxy Statement with respect to the Company’s 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference to such information.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth as of December 31, 2008, certain information regarding the beneficial ownership of our outstanding common stock by (i) each person known to us to beneficially own more than 5% of our common stock, (ii) each Named Executive Officer, (iii) each of our Directors and (iv) all of such Directors and officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

	Beneficial Ownership
Name and Address (1)	Shares	%
Directors and Named Executive Officers (a)
Albert P. Hernandez	3,907,851	6.67%
A.J. Hernandez	3,886,058	6.64%
Christian J. Weber	435,000	0.74%
Mathijs van Houweninge (b)	135,000	0.23%
S. David Fineman (b)	135,000	0.23%
Florian M. Schuhbauer (b)	135,000	0.23%
Jose Misrahi (b)	135,000	0.23%
All current executive officers and directors as a group (7 persons)	8,768,909	14.98%

Beneficial Owners of More than 5%
Holston Investments, BVI	7,626,780	13.03%
Albert P. Hernandez	3,907,851	6.67%
A.J. Hernandez	3,886,058	6.64%
Cede & Co	3,051,386	5.21%

(1) The address of all Directors is care of the Company at the address shown on the cover of this filing

(a) All shares of Executive Officers and Directors are subject to a “lock up” which restricts the sale of shares until October 15, 2009

(b) The shares of these Directors are subject to monthly vesting over three years from the date of grant except 300,000 shares held by Mr. Weber

Compliance with Section 16(a) of the Exchange Act

No Named Executive Officer or Director failed to file a Form 3, Form 4 or Form 5 during 2008.

Code of Ethics

Effective June 9, 2008, the Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The code consists of basic standards of business practice as well as professional and personal conduct. The code provides guidance in how to uphold these standards. The code is filed as Exhibit 12.1 to this 10-K filing.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Agreements with Falcon Capital and its Affiliates

Mathijs van Houweninge, a Director of the Company, was a partner of Falcon Capital until December 2008. In March 2008 and February 2009 the Company entered into agreements with Falcon to engage their services to raise capital through the sale of new shares in the amounts of $10,000,000 and $2,000,000 respectively. In each transaction Falcon is entitled to a cash fee equal to ten percent of the amount received by the Company and certain equity consideration. Under the March 2008 agreement Falcon earned cash fees of approximately $1.26 million and under the February 2009 agreement approximately $95,000. Under the March 2008 agreement Falcon earned approximately 2,136,000 warrants to purchase shares of the Company’s common stock at an exercise price of $ .50 during an exercise period of three years from the day a stock subscription agreement is paid in full. Under the February 2009 agreement Falcon will earn one new share of common stock for each ten shares sold, and as of March 15, 2009 approximately 95,000 shares have been earned.

In February 2009 Falcon requested and the Company agreed to exchange approximately 456,000 warrants earned but unissued for 100,000 shares of common stock.

Director Independence

As of the date of this Annual Report, the Company does not have securities listed on a national securities exchange or in an inter-dealer quotation system. As such, there is no requirement that a majority of the members of our Board of Directors be independent. Under these standards, a director is not “independent” if he has certain specified relationships with the company or any other relationships that, in the opinion of the Board, would interfere with his exercise of independent judgment as a Director. With Mr. van Houweninge’s resignation from Falcon on December 31, 2008, under such standards, as of December 31, 2008 a majority of the members of the Board of Directors are independent.

The Board of Directors has established several committees to assist it in fulfilling its responsibilities:

• the Audit Committee (comprised of Messrs. Misrahi, Schuhbauer, and Fineman);

• the Compensation Committee (comprised of Messrs. Schuhbauer, Misrahi, and van Houweninge);

• the Governance and Nominating Committee (comprised of Messrs. Fineman, Schubauer, van Houweninge and A.P. Hernandez)

All of the members of the committees are nominated by the Governance and Nominating Committee and appointed by the Board of Directors. Members of these committees are elected annually at the Board of Directors’ meeting following the annual meeting of stockholders.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Morrison, Brown, Argiz and Farra, LLP, an independent registered public accounting firm (“MBAF”), has served as our auditors for the fiscal years ending December 31, 2008 and 2007.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by MBAF for the audit of our annual financial statements for the year ended December 31, 2008 and fees billed for other services rendered by MBAF during the 2008.

Services	2008	2007
Fees for annual audit and quarterly reviews	$162,700	$46,200
Review of SEC filings	26,745	—
Tax and other matters	6,400	7,500
Total	$195,845	$53,700

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

12.1	Code Of Ethics For Senior Management
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyPostal Networks, Inc.

Date:March 31, 2009	/s/ Albert Hernandez

Albert Hernandez
Chief Executive Officer and President

Date:March 31, 2009	/s/ A J Hernandez

A J Hernandez
Chief Financial Officer