Form 10-K/A
period 2008-12-31
SKY POSTAL NETWORKS, INC
filed 2009-04-24
CIK 1354027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to Sky Postal Networks, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2008, initially filed with the Securities and Exchange Commission on March 31, 2009, is being filed to include:

1.               The complete disclosures required by ITEM 11

This Form 10-K/A does not reflect any events that occurred after the date of our original Form 10-K.  All financial results and statements previously reported in the March 31, 2009 Form 10-K remain unchanged.

As required by Rule 12b-15 of the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

ITEM 11.               EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth information concerning the total cash and non-cash compensation paid to or accrued for each person who served as an executive officer of our company or our subsidiaries and certain other individuals whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2008 (collectively, the “Named Executive Officers”).

Name and Principal Position	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Albert P. Hernandez
Chief Executive Officer and Chairman	$198,338	$—	$430,696	$—	$—	$629,034

A.J. Hernandez
Chief Operating and Chief Financial Officer	159,339	—	391,121	—	—	550,460

Clement Harary (a)
Former Chief Financial Officer	109,138	—	50,000	—	—	159,138

Michael Knorr (a)
Former Executive Vice President	127,138	—	50,000			177,138

Andres Hernandez
Dirctor of Operations	74,137	—	48,839	—	—	122,976

Chris Weber (b)	$102,000	$—	$—	$—	$—	$102,000

(a) Resigned December 2008

(b) Stock awards to Mr. Weber were in his capacity as a Director of the Company as described below.

Andres Hernandez is the son of Albert Hernandez and the brother of A.J. Hernandez.

Employment Agreements

Albert P. Hernandez

On August 1, 2006, the Company entered into an employment agreement with Mr. Albert Hernandez, the Chief Executive Officer. His employment agreement has an initial term of five years from the effective date. Mr. Hernandez currently receives a base salary of $200,000, subject to annual increases at the discretion of the Board of Directors, and an annual performance bonus equal to 3 percent of pre-tax income, such annual bonus not to exceed $500,000. During the period of employment, Mr. Hernandez will also be entitled to additional benefits, including reimbursement of business expenses, paid vacation, an automobile allowance, a telephone allowance, life insurance and participation in other company benefit plans or programs that may be available to other executives or employees of our company. The agreement acknowledges that Mr. Hernandez is the owner of the “GPS Based PDA Algorithm Process”.

A.J. Hernandez

On August 1, 2006, the Company entered into an employment agreement with Mr. A.J. Hernandez, the Chief Financial and Chief Operating Officer. His employment agreement has an initial term of five years from the effective date. Mr. Hernandez currently receives a base salary of $175,000, subject to annual increases at the discretion of the Board of Directors, and an annual performance bonus equal to 1 percent of pre-tax income. During the period of employment, Mr. Hernandez will also be entitled to additional benefits, including reimbursement of business expenses, paid vacation, an automobile allowance, a telephone allowance and participation in other company benefit plans or programs that may be available to other executives or employees of our company.

In November 2008 Albert and AJ Hernandez agreed to defer 35 and 30 percent of their salaries until such time as the Company’s cash flow permits the payment of their full salaries in cash.

Mssrs. Hernandez do not have any options or shares with accelerated vesting in the event of a change in control.

In connection with the Securities Exchange of April 15, 2008 Mssrs. Hernandez agreed to exchange all of their stock options and unpaid salary and benefits (through March 31, 2008) due under their employment agreements for vested shares of common stock valued at $.245 per share, as shown below.

	Exchanged			Common Shares
	Unpaid Salary	Benefits	Options	Received	Value

Albert Hernandez	$166,667	$14,000	2,311,440	1,757,943	$430,696

A.J. Hernandez	125,000	20,000	2,226,154	1,596,410	391,121

Total	$291,667	$34,000	4,537,594	3,354,353	$821,817

Under the employment agreement dated August 1, 2006 between the Company and Mr. Albert Hernandez, Mr. Albert Hernandez may receive upon termination of employment without cause following a change of control a lump sum payment equal to the greater of: (1) the balance of his salary for the remainder of the existing term of his employment agreement or (2) 150 percent of his annual salary as then in effect. He is also entitled to receive the benefits covered in the agreements for two years following such termination. Under the employment agreement dated August 1, 2006 between the Company and Mr. A.J. Hernandez, Mr. A.J. Hernandez may receive upon termination of employment without cause following a change of control a lump sum payment equal to 100 percent of his salary, bonus and benefits for the year preceding the termination. Assuming that the triggering event in question occurred on December 31, 2008, the estimated payments are shown below.

Executive	Salary	Benefits	Total
Albert P. Hernandez	$516,667	$139,367	$656,033

A.J. Hernandez	$175,000	$29,237	$204,237

Director Compensation

The four non-employee directors and Mr. Weber received no cash compensation for their board services to the Company in 2008 but are entitled to expense reimbursement for reasonable expenses incurred to attend board meetings. In 2008 these five directors were each granted 135,000 shares of common stock with monthly vesting over a two year period from the date of grant. At the time of grant a share was valued at $1.29 or $870,750 in total and this amount is being expensed over the two year vesting period. Additional required disclosures with respect to Directors compensation are shown below.

Director	Fees earned or paid in cash	Stock awards (b)	Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
Albert P. Hernandez (a)	$—	$—	$—	$—	$—	$—	$—
A.J. Hernandez (a)	—	—	—	—	—	—	—
Christian J. Weber (a)	—	174,150	—	—	—	—	174,150
Mathijs van Houweninge	—	174,150	—	—	—	—	174,150
S. David Fineman	—	174,150	—	—	—	—	174,150
Florian M. Schuhbauer	—	174,150	—	—	—	—	174,150
Jose Misrahi	$—	$174,150	$—	$—	$—	$—	$174,150

(a) solely in their capacity as a Director

(b) subject to vesting

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyPostal Networks, Inc.

Date:April 24, 2009	/s/ Albert Hernandez
Albert Hernandez
Chief Executive Officer and President

Date:April 24, 2009	/s/ A J Hernandez
A J Hernandez
Chief Financial Officer