Form 10-Q
period 2009-03-31
SKY POSTAL NETWORKS, INC
filed 2009-05-15
CIK 1354027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(305) 599-1812

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act).  Yes  ☐   No  ☒

As of March 31, 2009 there were 67,587,664 shares of the issuer’s $0.001 par value Common Stock outstanding.

PART I

ITEM 1A.

SKYPOSTAL NETWORKS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash	$257,871	$309,455
Accounts receivable, net	1,594,479	1,498,995
Prepaid expenses and other	119,341	177,968
TOTAL CURRENT ASSETS	1,971,691	1,986,418

DUE FROM STOCKHOLDER	82,315	69,569
PROPERTY AND EQUIPMENT, net	339,912	329,788
INTANGIBLES AND OTHER ASSETS	1,218,711	1,295,286
TOTAL ASSETS	3,612,629	3,681,061

LIABILITIES AND EQUITY LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	1,753,315	2,125,108
Current portion of amount due on non-compete agreements	311,473	280,000
Customer deposits	3,139	—
Current portion of due to stockholders	—	7,200
Current portion of put option payable	320,000	320,000
TOTAL CURRENT LIABILITIES	2,387,927	2,732,308
NON-COMPETE AGREEMENTS, less current portion	325,000	318,500
EXCESS OF VALUE OF PUT OPTIONS OVER THE ESTIMATED FAIR VALUE OF SHARES, less current portion	1,580,800	1,897,600
TOTAL LIABILITIES	4,293,727	4,948,408

COMMITMENTS AND CONTINGENCIES (NOTE 9)

EQUITY
Common stock par value $ .001	67,828	56,735
Additional paid-in capital	20,077,894	19,031,418
Accumulated deficit	(20,526,755)	(20,035,500)
Treasury Stock	(320,000)	(320,000)
Noncontrolling interest	19,935	—
TOTAL EQUITY	(681,098)	(1,267,347)
TOTAL LIABILITIES AND EQUITY	$3,612,629	$3,681,061

The accompanying notes are an integral part of these financial statements.

SKYPOSTAL NETWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2009	2008
NET REVENUES	$2,575,349	$2,440,801

OPERATING EXPENSES
Cost of Delivery	2,120,998	1,854,462
General and Administrative	1,064,080	801,890
Stock Based Compensation	106,126	608,639
Factoring Fees	—	45,058
TOTAL OPERATING EXPENSES	3,291,204	3,310,049

OPERATING LOSS	(715,855)	(869,248)

OTHER EXPENSES/(INCOME)
Interest	—	164,212
Reversal of excess of value of put options over the estimated fair value of shares	(316,800)	—
Other	80,334	(2,961)
TOTAL OTHER EXPENSES/(INCOME)	(236,466)	161,251
Loss including noncontrolling interest	(479,389)	(1,030,499)
Less: Income attributable to the noncontrolling interest	11,866	—
NET LOSS	$(491,255)	$(1,030,499)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,073,752	31,527,494
Effect of dilutive shares	—	—
Diluted	65,073,752	31,527,494

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

The accompanying notes are an integral part of these financial statements.

SKYPOSTAL NETWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF EQUITY

			Additional
		Common	Paid-In	Accumulated	Treasury	Noncontrolling
	Shares	Stock	Capital	Deficit	Stock	Interest	Total
BALANCES AT DECEMBER 31, 2008	56,494,664	$56,735	$19,031,418	$(20,035,500)	$(320,000)	$—	$(1,267,347)
Net loss		—	—	(491,255)	—		(491,255)
Sale of common stock through private placement	9,630,000	9,630	953,370	—	—	—	963,000
Stock compensation (nonvested shares)	—	—	106,126	—	—	—	106,126
Common stock issued for LEL acquisition	400,000	400	99,600	—	—	—	100,000
Private placement transaction costs	1,063,000	1,063	(112,620)	—	—	—	(111,557)
Noncontrolling interest in LEL	—	—	—	—	—	8,069	8,069
Income attributable to noncontrolling interest	—	—	—	—	—	11,866	11,866
BALANCES AT MARCH 31, 2009	67,587,664	$67,828	$20,077,894	$(20,526,755)	$(320,000)	$19,935	$(681,098)

The accompanying notes are an integral part of these financial statements.

SKYPOSTAL NETWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASHFLOWS

	Three Months Ended
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(491,255)	$(1,030,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,741	13,864
Bad debt expense	—	58,573
Stock compensation	106,126	608,639
Revaluation and reduction of put option liability	(316,800)	—
Reversal of allowance for doubtful accounts	—	89,293
Non-controlling interest from March 1, 2009	11,866	—
Changes in assets and liabilities
(Increase) decrease in accounts receivable	16,971	(294,114)
(Increase) decrease in prepaids and other assets	58,627	(39,835)
(Increase) decrease in due from stockholders	(19,946)	(24,165)
(Increase) decrease in intangible and other assets	224,406	(32,807)
(Decrease) in accounts payable and accrued liabilities	(482,743)	(731,337)
Increase in customer deposits	3,139	302,126
(Decrease) in Non-Compete Liability	(62,027)
Net cash used in operating activities	(910,895)	(1,080,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition of LEL	11,753	—
Capital expenditure	(3,885)	(700)
Net cash provided by (used) in investing activities	7,868	(700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of capital stock-net of expenses	851,443	1,583,038
Warrants exercised or exchanged		527
Due to affiliates	—	(18,239)
Notes payable, net	—	717,951
Net cash provided by financing activities	851,443	2,283,277
Net increase (decrease) in cash and cash equivalents	(51,584)	1,202,315
Cash and cash equivalents, beginning of period	309,455	9,912
Cash and cash equivalents, end of period	$257,871	$1,212,227

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$63,641

Supplemental Disclosures of Non-Cash Transactions
Non-compete agreement-LEL acquisition	$100,000	$—
Accrued stock comp converted into equity	—	276,817
Trade payable converted into equity	—	100,000
Accrued interest from notes payable converted to equity	—	312,734
Notes payable converted into equity	—	2,874,694
Warrants issued with bridge loans	—	188,144

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On February 27, 2009 the Company acquired seventy percent of the common stock of Logistics Enterprises, Ltda (“LEL”), a Colombian company also engaged in wholesale mail distribution and related activities, as more fully described in Note 7 Business Combinations and ITEM 2 below. The acquisition provided the Company with a hub in Bogota, Colombia, which allows the Company to consolidate greater tonnage with Avianca airlines at better line haul rates. The hub also allows the Company to provide shorter delivery times in Latin America and to reduce certain expenses related to handling in Miami, FL. The acquisition was accounted for using the acquisition method and the operating results of LEL are included in the consolidated financial statements beginning March 1, 2009.

The consolidated financial statements are presented in United States Dollars in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, Foreign Currency Translation (“SFAS 52”). The financial statements of our foreign operations, which is LEL, are stated in foreign currencies, referred to as the functional currency. Under SFAS No. 52, functional currency assets and liabilities are translated into the reporting currency, U.S. Dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income, if material. Functional statements of operations amounts expressed in functional currencies are translated using average exchange rates for the respective periods. Remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the consolidated statement of operations.

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. Except for certain direct expenses totaling $111,557 related to the private placement of common stock (as more fully described in  Note 2) that were subtracted from the gross amount of the proceeds from that sale of common stock and the adjustment to the liability under the redemption agreement (Note 9  Commitments and Contingencies) in the amount of $316,800, all adjustments made were of a normal recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted.  Although the Company believes that the disclosures made herein are adequate to make the information not misleading, you should read these unaudited consolidated financial statements along with the consolidated financial statements and notes contained in the audited financial statements of the Company for the year ended December 31, 2008, as filed in a Form 10-K with the SEC on March 31, 2009.

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses from operations of $491,255 in the three months ended March 31, 2009 and cash flow from operations has been negative for each of the last five quarters through March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern, which was the opinion included in the report of SkyPostal’s independent registered public accounting firm in the financial statements for the year ended December 31, 2008. The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

Operating results for the interim period should not be viewed as representative of results that may be expected for the year ended December 31, 2009.

Note 2   Liquidity, Financial Condition and Management Plans

Private Placement

On January 28, 2009, the Company executed an engagement letter with Falcon International Consulting Limited (“Falcon”) under which Falcon would, on a best efforts basis, raise $2 million through the sale of new shares of common stock of the Company at $.10 per share (the “2009 Private Placement”). As of March 31, 2009, the Company had received cash of approximately $851,443, net of cash fees to Falcon and others, for the purchase of 9,630,000 shares of common stock, as more fully described in Note 12 Common Stock.

Liquidity

The Company’s cash position at March 31, 2009 was $257,871. As of March 31, 2009, the Company had no indebtedness, with the exception of two non-compete agreements including one entered into with a shareholder. The Company has not made payments since July 1, 2008 totaling $498,500 under a non-compete agreement and a share redemption agreement with the same shareholder, as described more fully in Note 9 Commitments and Contingencies.

The Company has arranged a line of credit of $1,200,000 with a factor with whom they have worked previously. Subject to satisfactorily completing due diligence, the Company can borrow up to eighty percent of the value of eligible receivables. This line may provide cash to the Company for a certain indeterminant period but it does not represent a long term solution. The Company is exploring other alternatives for financing and additional equity capital but there can be no assurances that these efforts will be successful.

Management Plans

Management is actively determining opportunities to lower operating and administrative costs and increase revenue in an effort to reduce the current negative cash flow, including the following:

•  Reduction of administrative staff in Miami, FL

•  Consolidation of service facilities in Miami, FL

•  Outsourcing of IT development services

•  Use of part-time management personnel in lieu of full time

•  Re-negotiating of contracts with certain key suppliers for better pricing and/or payment terms

The acquisition of LEL, in part, will make it possible for the Company to consolidate its service facilities in Miami, further reduce staff in Miami and enable the Company to make greater use of Avianca Airlines to service its customer base in Latin America at lower linehaul costs. The acquisition also makes it possible for the Company to achieve certain competitive advantages with respect to delivery times to Latin America, which may make it easier for the Company to add new customers and consequently increase revenues.

The Company also intends to seek out future acquisitions in order to achieve operating income sufficient to cover other expenses and achieve a net income. To complete such acquisitions the Company may require additional financing for which the Company has no financing commitments and for which management believes no assurances can be given that such financing commitments will be obtained. The Company also plans to seek out new customers and to increase business with existing customers as additional means to increase tonnage and reach profitability.

Note 3   Significant Accounting Policies

Acquisition Accounting

The acquisition of 70 percent of the common stock of LEL in February 2009 was recorded using the acquisition method, which accordingly includes the recording of the fair value of a noncontrolling interest and identifiable intangible assets. The determination of the value of identifiable intangible assets is based on the fair value of those assets.

Loss Per Share

Basic loss per share is presented on the face of the unaudited consolidated statements of operations. As provided by the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic loss per share is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during the periods. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, stock grants and warrants. As of March 31, 2009, diluted loss per share was affected by certain stock grants as described in Note 9. Basic and diluted earnings per share are the same for the three months ended March 31, 2009 and 2008.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities related to cost of sales, the estimated useful lives for property and equipment and the value assigned to the warrants granted in connection with the various financing arrangements. Actual results could differ from those estimates.

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

The Company has determined the estimated fair value amounts presented in these unaudited consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the unaudited consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company has based these fair value estimates on pertinent information available to the Company as of March 31, 2009.

Noncontrolling Interest

As a result of the acquisition of 70 percent of the common stock of LEL in February 2009, in accordance with SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, the Company recognized the noncontrolling interest in the consolidated financial statements of the allocable portion of LEL which is not 100% owned by Sky Postal. The determination of the fair value of the noncontrolling interest that arises due to the acquisition of LEL is described in Note 7.

The significant accounting policies of the Company are described in detail in the audited financial statements of SkyPostal as of and for the year ended December 31, 2008.

Note 4   New Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which replaces SFAS 141, “Business Combinations” and supersedes other authoritative guidance. SFAS 141(R) broadens the scope of SFAS 141 and requires the acquisition method (SFAS 141 referred to as the purchase method) to be used on all events where a business obtains control over another business. As a result, SFAS 141(R) works to improve the comparability of information about business combinations presented. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree, and goodwill acquired in a business combination or a gain from a bargain purchase. SFAS 141(R) also requires the acquirer to disclose information that enables the users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited. The Company adopted the provisions of SFAS 141(R) as of the beginning of  2009. The acquisition of LEL was accounted for under SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of fiscal years beginning after December 15, 2008. The Company adopted the provisions of SFAS 160 as of the beginning of  2009. SFAS 160 is to be applied prospectively as of the beginning of 2009 except for the presentation and disclosure requirements which are to be applied retrospectively. There is no retrospective effect for the Company due to the acquisition of LEL (which resulted in the recording of noncontrolling interest) occurring in the first quarter of 2009. The consolidated financial statements now conform to the presentation required under SFAS 160. Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 (“FSP 107-1”) “Interim Disclosures about Fair Value of  Financial Instruments,” which requires publicly traded companies to disclose the fair value of financial instruments within the scope of SFAS 107 “Disclosures about Fair Value of Financial Instruments” for interim and annual periods. FSP 107-1 also requires fair value disclosures for interim reporting periods with summarized financial information. FSP 107-1 is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March  15, 2009. Early adoption is only permitted for entities which also elect to early adopt FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Company does not expect any effect on the financial statements upon implementation  of FSP 107-1.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 (“FSP 157-4”), “Determining the Fair Value When the Volume and Level of Activity For the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidelines for making fair values measurements more consistent with the principles presented in SFAS No. 157. The guidance in FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Early adoption is only permitted for entities which also elect to early adopt FSP 115-2 and FSP 124-2. The Company is currently evaluating the impact of adopting FSP 157-4 on its results of operations and financial position.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2 (“FSP 115-2 and FSP 124-2”) “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the current guidance on other-than-temporary impairment of debt securities and also improves the presentation and disclosure of other-than-temporary impairments of both debt and equity securities. The guidance in FSP 115-2 and FSP 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Early adoption is only permitted for entities which also elect to early adopt FSP 157-4. The Company is currently evaluating the impact of adopting FSP 115-2 and FSP 124-2 on its results of operations and financial position.

Note 5 Concentration of Credit Risk

In the normal course of business, the Company incurs credit risk from accounts receivable and transactions with financial institutions. The Company has a credit policy which is used to manage the risk. As part of this policy, limits on exposure with counterparties have been set and are monitored on a regular basis. Anticipated bad debt losses have been provided for in the allowance for doubtful accounts. During the three months ended March 31, 2009, approximately 39% of the Company’s revenues were generated from three customers and approximately 20% of the Company’s cost of sales was purchased from one vendor.

Note 6   Foreign Sales and Assets

With the acquisition of LEL in February 2009, the revenues of LEL will be included in the presentation of U.S. and foreign revenues under foreign. With this 10-Q filing the Company will begin to report U.S. and foreign assets. At this time the only foreign assets of the Company are those of LEL, which are insignificant.

U.S. and Foreign revenues for the quarters ending March 31, 2009 and 2008 are shown below:

	Three Months Ended March 31		Change
	2009	2008	Amount	Percent
Revenue
U.S.	$1,638,786	$1,899,250	$(260,464)	-13.7%
Foreign	936,563	541,551	395,012	72.9
Total	$2,575,349	$2,440,801	$134,548	5.5%

Note 7   Business Combinations

On February 27, 2009 the Company acquired 70 percent of the common stock of LEL. The purchase consideration of $100,000 was comprised of 400,000 shares of common stock in the Company with a fair value of $100,000 ($.25 per share). The purchase price was allocated to the tangible assets acquired and the liabilities assumed based on their respective fair values and any excess was allocated to the fair values of identifiable intangible assets, which is LEL’s customer list. The allocation of the purchase price as of March 1, 2009 is shown below.

Cash	$11,753
Accounts receivable	112,455
Other assets	13,791
Customer List-LEL	81,020
Accounts payable	31,994
Other liabilities	78,956
Noncontrolling interest	8,069
Net assets acquired	$100,000

The fair value determination of noncontrolling interest is shown below.

LEL net asset value	26,897
Noncontrolling percentage	30%
Noncontrolling interest	$8,069

The Company also entered into a non-compete agreement with the controlling shareholder of LEL which includes payments totaling $100,000, comprised of 25 payments of $4,000. The non-compete agreement was recorded as an asset under Intangibles and Other Assets and will be amortized on a straight line basis over three years, with the value of the third year of the agreement remaining as an asset until one year after the controlling shareholder separates from LEL.

Note 8  Intangibles and Other Assets

Intangibles and other assets as of March 31, 2009 and 2008 include the assets shown below.

Intangibles and Other Assets	2009	2008
Customer List-LEL	$81,020	$—
Non-Compete-LEL	100,000	—
Escrow Deposit	149,975	376,975
Security Deposit	80,643	78,093
Trade Mark	79,493	79,248
Non-Compete Agreement	735,000	735,000
License Agreement	142,800	142,800
	$1,368,931	1,412,116

Less: Accumulated Amortization	(150,220)	(116,830)

	$1,218,711	$1,295,286

The escrow deposit is the subject of an arbitration, as more fully described in Part II ITEM 1 Legal Proceedings. A portion of the deposit was returned to the Company in the first quarter 2009 when the company terminated its previous investor relations program.

Additional information about the Non-Compete Agreement is contained in Note 9. The Customer List-LEL and LEL-Noncompete are described more fully in the previous note, Note 7.

Note 9  Commitments and Contingencies

Redemption Agreement

On April 1, 2007, SkyPostal agreed to a mandatory redemption with a shareholder of 3,200,000 shares of common stock at a price per share of $1.00, wherein the shareholder has the right to put to SkyPostal up to 160,000 shares each quarter beginning April 1, 2008 (the “Redemption Agreement”). Payments under this agreement since October 1, 2008 have not been made, as described below. Management believes that the shareholder will continue to exercise their put options until such time as the Company’s stock is trading above $1 per share and there is sufficient trading and liquidity in the Company’s stock to offer an alternative to the put.

If the Company’s stock price is valued at less than $1 per share prior to the expiration of the put options on January 2, 2013, the Company will record a liability for the put based on the number of shares not yet redeemed multiplied by the difference between the Company’s stock price and the exercise price of the put option, using Level I information to determine the stock price. Consequently, changes in the stock price at prices less than $1.00 per share will result in an expense being charged to the statement of operations or a gain being recognized, depending upon whether the stock price declined or increased since the last reporting period. Should the share price equal or exceed $1.00 the liability is temporarily extinguished and the previous amount of the liability is recorded as a gain on the consolidated statement of operations. Should the share price subsequently drop below $1.00 the liability would again be recorded with an equal amount charged to the statement of operations.

In the quarter ending March 31, 2009 the Company recorded a gain of $316,800 with respect to the Redemption Agreement liability, as shown below.

	Share Price	Liability per Share	Shares Subject to Put	Put Liability
31-Dec-08	$0.23	$0.77	2,880,000	$2,217,600
31-Mar-09	0.34	0.66	2,880,000	1,900,800
Gain/(Loss)	$0.11	$(0.11)	2,880,000	$316,800

Non-Compete Agreement

Coincident with the redemption agreement, the shareholder also entered into a Non-Compete Agreement with SkyPostal. Under this agreement the shareholder receives payments totaling $ 735,000 beginning April 1, 2008. The Non-Compete Agreement was recorded as an intangible asset on the balance sheet and amortized on a straight line basis over the term of the agreement with an offsetting liability to recognize the cumulative future payments.

The unpaid balance of the liability according to the year of scheduled payment is shown below:

Annual Payment Schedule Year	Amount
2009	$217,973
2010	161,000
2011	105,000
2012	49,000
2013	3,500
Total	$536,473

Non-Payment

As of April 1, 2009, the most recent contractual payment date, the Company has failed to make scheduled payments totaling $498,500, under both the Redemption Agreement and Non-Compete Agreement, as shown below.

	Agreement
Payment Date	Redemption Agreement	Non-compete Agreement

October 1, 2008	$160,000	$63,000

January 1, 2009	160,000	59,500

April 1, 2009	—	56,000

	$320,000	$178,500

The shareholder did not request a redemption under the Redemption Agreement at April 1, 2009.

The Company does not expect to make any other payments under either agreement for the foreseeable future. The agreements do not provide for any remedies or penalties in the event of non-payment and the shareholder may elect to pursue legal action to recover the monies owed. Management does not believe a lawsuit is likely or imminent.

The Company has agreed with the shareholder to make payments in the amount of approximately $62,000 for certain of their legal bills in return for a reduction in the amount owing under the Non-Compete Agreement, when funds are available.

Note 10   Share-based Compensation

The Company has agreed to compensate certain employees and directors through the grant of restricted shares of common stock, as more fully described in the Company’s 10-K filing dated March 31, 2009.

In February 2009 the Company agreed to compensate a new executive with the grant of 300,000 shares of restricted common stock with vesting over a three year period. The shares were valued at $.15 using Level I information.

Valuation of Grants.  A summary of the status of the Company’s non-vested shares (restricted stock), as of December 31, 2008 and March 31, 2009, and changes during the three months ended March 31, 2009, is presented below:

	Shares	Weighted Average Grant- Date Fair Value (per share)	Fair Value
Nonvested at December 31, 2008	1,384,136	$0.76	$1,047,568
Awarded	300,000	0.15	45,000
Vested	—	—	—
Forfeited	—	—	—
Nonvested at March 31, 2009	1,684,136	$0.65	1,092,568

For the quarter ended March 31, 2009 $106,126 in expense was recorded relating to the stock grants and is reflected in Stock Based Compensation on the consolidated statements of operations.  As of March 31, 2009, there was $388,901 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2 years.

Note 11  Fair Value

The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Directly or indirectly observable market based inputs used in models or other valuation methodologies.

Level 3:	Unobservable inputs that are not corroborated by market data which require significant management judgement or estimation.

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, for each fair value hierarchy level.

	Redemption Agreement Liability
	March 31, 2009	December 31, 2008
Level I	$1,900,800	$2,217,600
Level II	0	0
Level III	0	0
Total	$1,900,800	$2,217,600

Note 12  Common Stock

On January 28, 2009, the Company executed an engagement letter with Falcon under which Falcon would, on a best efforts basis, raise $2 million through the sale of new shares of common stock of the Company at $.10 per share (the “2009 Private Placement”). As of March 31, 2009, the Company had received $963,000 for the purchase of 9,630,000 shares of common stock. Falcon’s fees include a cash payment equal to ten percent of the proceeds to the Company and one share of common stock for each ten shares of common stock sold. As of March 31 2009 Falcon had earned fees of approximately $96,300 payable in cash and shares of common stock totaling approximately 963,000. The Company also reimbursed certain expenses totaling approximately $5,800, as provided for in the engagement letter.

Falcon requested that the Company transfer the shares of common stock to Mathijs van Houweninge, a Director of the Company, in order to settle certain obligations between Mr. van Houweninge and Falcon.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note About Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words “may”, “will”, “anticipate”,”believe”, “estimate”, “expect”, “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results could differ materially from those anticipated in these forward-looking statements. The Company undertakes no obligation, and does not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will materialize.

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

The Company operates facilities in Miami, FL, Newark, NJ and Bogota, Colombia for the sorting and consolidating of mail for shipment to specific countries in Latin America. The facilities in Newark and Bogota, in particular, provide the Company with certain competitive advantages with respect to faster delivery times to Latin America and also lower sorting and handling costs than in the U.S. in the case of Bogota. Management believes that faster delivery times provide a meaningful differential advantage with respect to the decision making of customers. The Company outsources its mail sorting facility in London, which processes mail originating in Europe and bound for Latin America.

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

The acquisition of LEL, as described in Note 7 “Business Combinations”, was a strategic acquisition to lower operating costs, shorten delivery times to Latin America, consolidate greater tonnage with Avianca Airlines and thereby achieve better line haul rates and generally improve the Company’s competitiveness in the Latin American market. LEL’s 5,000 square foot operating facilities in Bogota will become a principal sorting and handling facility and is planned to replace a significant amount of the sorting capacity at the Miami facility in July 2009. Using the Bogota facility will provide the Company with lower rental and labor costs in a downsized facility (compared with Miami). The combination of facilities in Newark and Bogota will allow the Company to deliver mail originating in the U.S. approximately two days faster than competitors. Bringing South America bound tonnage to Bogota will allow the Company to consolidate a greater percentage of its freight with Avianca, a Colombian airline, and thereby achieve lower line haul costs to most markets served by Avianca in South America.

The Company generates revenue based on the tonnage of mail delivered, measured in kilograms, based on the distance to deliver, contract terms for committed annual tonnage or service and volume discounts. Tonnage in the first quarter of 2009 increased on a trailing twelve month basis by approximately 2.0 % compared with the trailing twelve months ended March 31, 2008. Tonnage in the first quarter of 2009 is ahead of the same period in 2008 and second quarter 2009 results to date show that the Company continues to be ahead of 2008. Management continues to believe that tonnage will increase for the year 2009 by a modest amount, in part due to its expanded hub network in the U.S. and better delivery times to Latin America. The Company expects that revenue per kilogram may show a modest increase in 2009 due to the continuing expansion of the business in Europe. Overall revenue will be flat for the year, given that the traditionally weaker first quarter results can be overcome throughout the remainder of the year. Delivery cost per kilogram will most likely vary with the price of oil and the margin between revenue and delivery costs would be adversely affected by increases in oil prices.

On May 1, 2009 the Company opened a hub in Los Angeles, CA to handle mail originating in the western U.S. and bound for Latin America. This new hub enables the Company to provide wholesale services throughout the U.S. and improves the Company’s service offering and cost competiveness for larger, multi-location customers.

In June 2008 the Company activated a subsidiary, SkyShop Logistics, Inc. (“SkyShop”), to begin offering a new service. The new service enables non-U.S. resident internet shoppers to use SkyShop as their mailing address for U.S. e-commerce websites. In October 2008 the Company launched the service. There were no material revenues at the date of this filing.

Comparison of Three Months Ended March 31, 2009

The following table sets forth, for the periods indicated, unaudited consolidated statements of operations information and information from our unaudited consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended March 31		Change
	2009	2008	Amount	Percent
NET REVENUES	$2,575,349	$2,440,801	$134,548	5.5%

OPERATING EXPENSES
Cost of Delivery	2,120,998	1,854,462	266,536	14.4
General and Administrative	1,064,080	801,890	262,190	32.7
Stock Based Compensation	106,126	608,639	(502,513)	(82.6)
Factoring Fees	—	45,058	(45,058)	(100.0)
TOTAL OPERATING EXPENSES	3,291,204	3,310,049	(18,845)	(0.6)

OPERATING LOSS	(715,855)	(869,248)	153,393	(17.6)

OTHER EXPENSES/(INCOME)
Interest	—	164,212	(164,212)	(100.0)
Reversal of excess of value of put options over the estimated fair value of shares	(316,800)	—	(316,800)
Other	80,334	(2,961)	83,295	(2,813.1)
TOTAL OTHER EXPENSES/(INCOME)	(236,466)	161,251	(397,717)	(246.6)
Net loss	(479,389)	(1,030,499)	551,110	(53.48)
Less: Net loss attributable to the noncontrolling interest	11,866	—	11,866
NET LOSS	$(491,255)	$(1,030,499)	$539,244	(52.3)%

Revenue

Revenue increased in the first quarter of 2009 compared with the previous year largely due to increased revenue per kilogram, which offset a small decline in tonnage in the comparable periods. Revenue per kilogram increased due to the larger percentage of revenue from the postal injection business in Europe. Tonnage for the first quarter of 2009 was slightly higher than fourth quarter 2008, despite the softness in the U.S. market due to current economic conditions. Revenue from LEL, which is included beginning March 1, 2009, also contributed to the increase in revenue.

Operating Expenses

Cost of Delivery. This expense increased on a per kilogram basis by 16.3 percent in first quarter 2009 compared with the prior year, largely reflecting the increased percentage of business from Europe. The margin between revenue and delivery cost in dollar terms declined by 22.5 percent when compared with first quarter 2008, as the European postal injection business has much lower margins. LEL had no meaningful effect on this expense.

General and Administrative.  This expense increased due to an increase in travel and entertainment expense for the sales effort of Sky Postal and Punto Mio, rental expenses for the facility in Newark, NJ and reporting costs associated with public company reporting. Salary and benefit expense has been reduced significantly and was approximately 26 percent lower in the first quarter of 2009 compared with the fourth quarter of 2008. LEL had no meaningful effect on this expense.

Stock Based Compensation.  This non-cash expense decreased, largely due to the significant forfeitures of stock grants in fourth quarter 2008, as described in the Company 10-K filing with the SEC. LEL has no stock compensation expense.

Factoring Fees. The Company terminated its relationship with the factor during the second quarter of 2008 and consequently no expense was incurred in the first quarter of 2009.

Operating Loss.  The operating loss in 2009 decreased because of the lower stock compensation expense compared with the first quarter of 2008 and operating income from LEL.

Other Expenses

Interest.  The company had no interest bearing debt in the first quarter of 2009.

Revaluation of Put Option Liability. The Company recorded a gain from the adjustment in fair value related to the Redemption Agreement, as described in Note 11 Fair Value.

Net Income Attributable to the Noncontrolling Shareholder

This amount is the portion of earnings in LEL for the month of March 2009 attributable to the noncontrolling shareholders in LEL, who hold the 30 percent of the shares of LEL not owned by the Company.

Net Income

The reduction in the loss in the first quarter of 2009 compared with the same period in 2008 is largely attributable to the gain from the adjustment in fair value for the Redemption Agreement (Put Option) and the net income from LEL. In the opinion of management, such non-cash gains should not be considered as likely to reoccur.

Liquidity and Capital Resources

For the three month period ended March 31, 2009, cash decreased by $51,584 compared to an increase of $1, 202,315 during 2008.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Three Months Ended March 31
Net cashed provided (used) by operating Activities	2009	2008
Operating activities	$(910,895)	$(1,080,262)
Investing Activities	7,868	(700)
Financing activities	851,443	2,283,277

 The cash used by operating activities in 2009 was primarily due to the net loss (after adjusting for the non-cash stock compensation expense) and the pay down of account payable balances.

The cash provided by investing activities in 2009 was primarily due to the cash on the balance sheet from the acquisition of LEL.

The cash provided by financing activities in 2009 was due to the Company’s private placement, which was used in part to pay off accounts payable.

With the current levels of negative monthly cash flow, management believes that the proceeds from the 2009 Private Placement will not be sufficient to cover the Company’s cash flow requirements for 2009. The Company expects to cover any shortfall in cash flow in 2009 by using the line of credit from the factor.

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

Foreign Currency Risk

The Company bills some of the revenues of its Colombian subsidiary in Colombian Pesos, bills certain European customers in Pounds Sterling and incurs certain expenses, particularly in Colombia and Brazil, in foreign currencies. The Company has not undertaken foreign exchange hedging transactions and is completely exposed to foreign currency fluctuations in these transactions.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including the Company’s Chief Executive Officer and the Chief Financial Officer, believes that the Company should improve the effectiveness of the Company’s disclosure controls and procedures and prepare to become compliant with the requirements of the Sarbanes-Oxley Act of 2002, to which the Company is not yet subject. The Company has engaged the Miami office of BDO Seidman and they have completed a risk assessment, which is the first phase of the necessary work to comply with Sarbanes-Oxley. Further progress with BDO Seidman can not be expected until the Company improves its current cash position sufficiently to pay the professional fees for the additional work.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

While changes have occurred in our internal controls during the quarter ended March 31, 2009, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As part of the Securities Exchange, the Company entered into an investor relations program. On September 18, 2008, the Company entered into a Media Services Agreement with Crosscheck Media Services and Comm Holdings, Inc. (“CHI”) to produce and send out a direct mail information newsletter.  The total cost of the mailing would be $575,000, which per the agreement would be paid by CHI. On September 18, 2008 the Company, in error requested William F. Doran, the escrow agent, to make a deposit of $150,000 to Crosscheck Media.  To date the mailing has not been produced or sent out.  As a result, the Company has requested a refund of its deposit that was incorrectly paid to Crosscheck Media. The agreement with Crosscheck calls for arbitration at the facilities of the American Arbitration Association. In March 2009 Crosscheck was notified by the Company of its request to begin arbitration proceedings.

ITEM 1A.   RISK FACTORS

Additional risk factors, as described below, should be considered in evaluating the business together with the risk factors described in the form 10-K filed on March 31, 2009. Such factors may have a significant impact on its business, operating results, liquidity and financial condition. As a result of the identified risk factors, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to the Company, or that are currently considered to be immaterial, may also impact the Company’s business, operating results, liquidity and financial condition. If any such risks occur, the Company’s business, operating results, liquidity and financial condition could be materially affected in an adverse manner. In addition, the trading price of the Company’s stock, when and if a market develops for the Company’s stock, could decline.

Material changes in the risk factors of the Company since the filing of the form 10-K are substantially related to the acquisition in February 2009 of LEL, which operates in Colombia, and are described below.

- The benefits of acquisitions depend on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the business of the acquired company into the Company’s purchasing programs, distribution network, marketing programs and reporting and information systems. The Company may not be able to successfully integrate LEL’s operations or personnel, or realize the anticipated benefits of the acquisition. The Company’s ability to integrate acquisitions may be adversely affected by many factors, including the size of the business acquired and the allocation of its limited management resources among various integration efforts.

- The Company may lack sufficient senior management executives to manage the business with the additional complexity of a foreign operating subsidiary. Such an inability to manage LEL may result in higher than anticipated operating expenses for the Company or LEL, unanticipated negative effects on the cash flow of the Company or LEL and the possible loss of revenue by LEL.

• A substantial portion of LEL’s operations are located in Colombia, an emerging market country. As a result, the Company’s and LEL’s financial condition, results of operations and business may be negatively affected by the general condition of the Colombian economy, any devaluation of the Colombian Peso as compared to the US Dollar, as well as inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in Colombia. Any of these events could reduce the revenue significantly and/or reduce the profitability of both the Company and LEL.

• LEL may be affected by a wide range of possible economic and political factors in Colombia that may be require the Company to divert cash from U.S. operations to LEL, thus exacerbating the situation with the Company’s limited cash resources.

• Decreases in the value of the Colombian Peso against the US Dollar could cause the Company to incur foreign exchange losses at levels much greater than historical levels, which may reduce net income significantly. Severe devaluation or depreciation of the Colombian Peso may also result in governmental intervention or disruption of international foreign exchange markets. This may limit the Company’s ability to transfer or convert those currencies into US Dollars and other currencies. To the extent that the Colombian government institutes restrictive exchange control policies in the future, the Company’s ability to transfer or convert Colombian Pesos into US Dollars may be limited.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The 2009 Private Placement, as described in ITEM I Note 12 Common Stock, is an unregistered sale of equity securities under the Securities Exchange Act of 1934 (the “Exchange Act”).

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

SkyPostal Networks, Inc.

Date: May 15, 2009	/s/ Albert Hernandez
Albert Hernandez
Chief Executive Officer and President

Date: May 15, 2009	/s/ A J Hernandez
A J Hernandez
Chief Financial Officer