Form 10-Q
period 2009-06-30
SKY POSTAL NETWORKS, INC
filed 2009-08-14
CIK 1354027

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009 there were 67,627,201 shares of the issuer’s $0.001 par value Common Stock outstanding.

PART I

ITEM 1A.

SKYPOSTAL NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	Unaudited
	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash	$144,095	$309,455
Accounts receivable, net	1,212,583	1,498,995
Prepaid expenses and other	160,396	177,968
TOTAL CURRENT ASSETS	1,517,074	1,986,418

DUE FROM STOCKHOLDER	96,077	69,569
PROPERTY AND EQUIPMENT, net	101,895	98,493
INTANGIBLE ASSETS, net	1,178,617	1,071,513
OTHER ASSETS, net	83,412	455,068
TOTAL ASSETS	$2,977,075	$3,681,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,319,886	$1,763,228
Accrued liabilities	876,400	361,880
Current portion of amount due on non-compete agreements	391,932	280,000
Customer deposits	3,431	—
Current portion of due to stockholders	—	7,200
Current portion of put option payable	1,008,000	616,000
TOTAL CURRENT LIABILITIES	3,599,649	3,028,308
NON-COMPETE AGREEMENT, less current portion	232,500	318,500
EXCESS OF VALUE OF PUT OPTIONS OVER THE ESTIMATED FAIR VALUE OF SHARES, less current portion	1,584,000	1,601,600
TOTAL LIABILITIES	5,416,149	4,948,408

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 50,000,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 150,000,0000 authorized, 67,947,201 and 56,814,664 shares issued and 67,627,201 and 56,494,664 shares outstanding at June 30, 2009 and December 31, 2008, respectively	67,948	56,815
Additional paid-in capital	20,251,227	19,031,338
Accumulated deficit	(22,476,626)	(20,035,500)
Treasury stock, at cost (320,000 shares at June 30, 2009 and December 31, 2008)	(320,000)	(320,000)
Accumulated other comprehensive income	7,209	—
Noncontrolling interest	31,168	—
TOTAL STOCKHOLDERS’ DEFICIT	(2,439,074)	(1,267,347)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,977,075	$3,681,061

The accompanying notes are an integral part of these financial statements.

SKYPOSTAL NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
NET REVENUES	$2,170,082	$2,091,313	$4,745,431	$4,532,113

OPERATING EXPENSES
Cost of Delivery	1,901,218	1,898,243	4,022,216	3,752,705
General and Administrative	1,115,348	953,418	2,179,428	1,744,540
Stock Based Compensation	149,731	202,169	255,857	810,808
Factoring Fees	—	50,408	—	95,466
TOTAL OPERATING EXPENSES	3,166,297	3,104,238	6,457,501	6,403,519

OPERATING LOSS	(996,215)	(1,012,925)	(1,712,070)	(1,871,406)

OTHER EXPENSES/(INCOME)
Interest	—	221,631	—	385,832
Change in excess of value of put options over the estimated fair value of shares	691,200	(1,600,000)	374,400	(1,600,000)
Other	254,313	(13,043)	334,647	(16,004)
TOTAL OTHER EXPENSES/(INCOME)	945,513	(1,391,412)	709,047	(1,230,172)
Net income/ (loss)	(1,941,728)	378,487	(2,421,117)	(641,234)
Less: Net income attributable to the noncontrolling interest	8,143	—	20,009	—
(Loss)/income attributable to the controlling interest	$(1,949,871)	$378,487	$(2,441,126)	$(641,234)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	62,264,511	50,811,672	62,157,926	38,198,100
Effect of dilutive shares	—	4,053,187
Diluted	62,264,511	54,864,859	62,157,926	38,198,100

NET INCOME/(LOSS) PER SHARE:
Basic	$(0.03)	$0.01	$(0.04)	$(0.02)
Diluted	$(0.03)	$0.01	$(0.04)	$(0.02)

The accompanying notes are an integral part of these financial statements.

SKYPOSTAL NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

							Accumulated
	Common		Additional			Non-	Other
	Stock	Common	Paid-In	Accumulated	Treasury	Controlling	Comprehensive
	Outstanding	Stock	Capital	Deficit	Stock	Interest	Income	Total
BALANCES AT DECEMBER 31, 2008	56,494,664	$56,815	$19,031,338	$(20,035,500)	$(320,000)	$—	$—	$(1,267,347)
Components of comprehensive loss:
Loss attributable to the controlling interest	—	—	—	(2,441,126)	—	—	—	(2,441,126)
Foreign currency translation adjustment	—	—	—	—	—	3,090	7,209	10,299
Total comprehensive loss	—	—	—	—	—	—	—	(2,430,827)
Sale of common stock through private placement	9,630,000	9,630	953,370	—	—	—	—	963,000
Private placement transaction costs	963,000	963	(127,520)	—	—	—	—	(126,557)
Warrants converted for common stock	100,000	100	14,900	—	—	—	—	15,000
Stock compensation (nonvested shares)	—	—	255,857	—	—	—	—	255,857
Common stock issued for LEL acquisition	400,000	400	99,600	—	—	—	—	100,000
Common stock issued for trade payable	39,537	40	23,682	—	—	—	—	23,722
Noncontrolling interest in LEL	—	—	—	—	—	8,069	—	8,069
Income attributable to noncontrolling interest	—	—	—	—	—	20,009	—	20,009
BALANCES AT JUNE 30, 2009	67,627,201	$67,948	$20,251,227	$(22,476,626)	$(320,000)	$31,168	$7,209	$(2,439,074)

The accompanying notes are an integral part of these financial statements.

SKYPOSTAL NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(2,421,117)	$(641,234)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	99,391	51,053
Bad debt expense	—	77,726
Stock compensation (nonvested shares)	255,857	810,808
Revaluation and reduction of put option liability	374,400	(1,600,000)
Reversal of allowance for doubtful accounts	—	89,293
Changes in assets and liabilities
(Increase) decrease in accounts receivable	398,867	(565,658)
(Increase) decrease in prepaid expenses and other assets	17,572	(348,781)
(Increase) decrease in due from stockholders	(33,708)	(46,808)
(Increase) decrease in intangible assets and other assets	363,907	(314,733)
(Decrease) increase in accounts payable and accrued liabilities	(78,077)	(2,053,030)
Increase in customer deposits	3,431	1,379
(Decrease) in non-compete agreements	(12,041)	—
Net cash used in operating activities	(1,031,518)	(4,539,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition of LEL	11,753	(96,008)
Capital expenditure	(7,337)	—
Net cash provided by (used in) investing activities	4,416	(96,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of capital stock, net of expenses	836,443	8,308,456
Purchase of Treasury Stock	—	(160,000)
Non-compete agreement payment	—	(70,000)
Warrants exercised or exchanged	15,000	3,649
Due to affiliates	—	(418,316)
Notes payable, net	—	(1,245,088)
Net cash provided by financing activities	851,443	6,418,701

Effect of exchange rate changes on cash and cash equivalents	10,299	—
Net (decrease) increase in cash and cash equivalents	(165,360)	1,782,708
Cash and cash equivalents, beginning of period	309,455	851
Cash and cash equivalents, end of period	$144,095	$1,783,559

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$260,675

Supplemental Disclosures of Non-Cash Transactions
Non-compete agreement-LEL acquisition	$100,000	$—
Reduction of note payable in exchange for payment of legal services	62,027	—
Common stock issued for trade payable	23,722	—
Accrued stock compensation converted into equity	—	276,817
Trade payable converted into equity	—	100,000
Accrued interest from notes payable converted to equity	—	312,734
Notes payable converted into equity	—	2,874,694
Warrants issued with bridge loans	—	188,144

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Organization and Basis of Presentation

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

On February 27, 2009 the Company acquired seventy percent of the common stock of Logistics Enterprises, Ltda (“LEL”), a Colombian company also engaged in wholesale mail distribution and related activities, as more fully described in Note 7 Business Combinations.  The acquisition provided the Company with a hub in the customs Free Zone in Bogota, Colombia, which allows the Company to consolidate greater tonnage at better line haul rates. The hub also allows the Company to provide shorter delivery times in Latin America and to reduce certain mail sorting expenses related to handling in Miami, FL. The acquisition was accounted for using the acquisition method in accordance with FAS 141(R) and the operating results of LEL are included in the consolidated financial statements beginning March 1, 2009.

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

The unaudited condensed consolidated financial statements for the six and three months ended June 30, 2009 and 2008 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2009, and the results of its operations and cash flows for the six and three months ended June 30, 2009 and 2008. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

As shown in the accompanying consolidated financial statements, the Company incurred an operating loss of $996,215 in the three months ended June 30, 2009 and cash flow from operations has been negative for each of the last six quarters through June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern, which was the opinion included in the report of SkyPostal’s independent registered public accounting firm in the financial statements for the year ended December 31, 2008. The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

Note 2   Liquidity, Financial Condition and Management Plans

Liquidity

On January 28, 2009, the Company executed an engagement letter with Falcon International Consulting Limited (“Falcon”) under which Falcon would, on a best efforts basis, raise up to $2 million through the sale of new shares of common stock of the Company at $.10 per share (the “2009 Private Placement”). The Company received proceeds of $836,443 net of placement fees paid to Falcon and others, for the purchase of 9,630,000 shares of common stock, as more fully described in Note 13-Common Stock. The proceeds from the 2009 Private Placement have been used to support the development costs of the Company’s new subsidiary, SkyShop Logistics, Inc dba PuntoMio.com (“Punto Mio”). Punto Mio is a cross border shopping facilitator.  As of July 31, 2009, the Company has expensed $981,975 in the development of Punto Mio.

On June 26, 2009, the Company’s wholly owned subsidiary, Punto Mio, executed a new engagement agreement with Falcon under which Falcon would raise up to $2 million through the sale of units consisting of one preferred share of Punto Mio plus one warrant to purchase one common share of the Company at $1.00 per unit. As of August 14, 2009, a total of $680,000 cash has been raised by Punto Mio. In addition, subscription agreements totaling $1,080,000 for the purchase of 1,080,000 Punto Mio shares attached to SkyPostal

Network warrants with an exercise price of $.10 for three years were entered into with interested investors.  Management expects to receive the full amount of the subscription agreements by August 31, 2009.

As of June 30, 2009, the Company had no indebtedness, with the exception of two non-compete agreements entered into with shareholders. The Company is current with the LEL non-compete payments, however it has not made payments on one of the shareholder non-compete agreement and share redemption (put option agreement) since July 1, 2008 totaling approximately $489,000, as described more fully in Note 10-Commitments and Contingencies. The Company believes that because the shareholder has a financial ownership interest in the Company and because we currently have an economically important arms length working relationship we do not believe that the shareholder would enforce his right under the contract to request collection of monies due to him under the non-compete agreement or pursue litigation at this time because his interests are aligned with the success of our Company.

The Company has arranged a line of credit of $1,200,000 with a finance company who was a former lender. Subject to the finance company satisfactorily completing due diligence on the credit worthiness of each accounts receivable, the terms of the line of credit will allow the Company to borrow up to eighty percent of the value of eligible receivables. The cost to the Company for the cash advances on the line of credit is 2% of the advance for the first 30 days the invoice is outstanding and 0.0667% of the advance for each additional day thereafter the invoice is unpaid.  As of August 14, 2009, the Company has not utilized this line of credit.

The Company is exploring other alternatives for financing and raising additional equity in the capital markets but there can be no assurances that these efforts will be successful. The Company believes that it has sufficient cash and available capital to meet its cash needs over the next 12 months.

Management Plans

The international mail volumes have been greatly affected by the world economy, increase of online banking resulting in a decrease in bank statement delivery and shift of the distribution of publications from hard copy to on-line electronic delivery. The world’s postal services have experienced a 20% to 26% reduction in mail volumes in the first half of 2009 over the same period in 2008. As a result, the Company has not been able to significantly increase its mail volumes. Overall mail volumes for the first six months of 2009 have remained basically the same as compared to the same period in 2008.

The Company has repositioned its sales strategy by focusing on the growth of parcel post generated by the growing on-line cross border shopping. The Company has established a subsidiary, SkyShop Logistics, Inc. dba (“Punto Mio”), to focus on providing cross border shopping facilitation and international “Intelligent Parcel Post” delivery.

Many on-line merchants in the USA do not accept orders from international customers due to customs clearance challenges, high incidence of parcel post losses and merchandise return difficulties. As the US dollar weakens against other currencies, on-line shopping at US merchant sites by foreigners is increasing. To solve these challenges for the US merchant and overseas buyer, the Company offers foreigners a US address that they can use when purchasing from US on-line merchants.

Management is constantly seeking opportunities to lower operating and administrative costs and increase revenue in an effort to reduce the current negative cash flow, including the following initiatives achieved in the three months ended June 30, 2009:

•                  Reduction of administrative costs and mail processing staff in Florida.

•                  Reduction in senior and middle management salaries and health benefit costs

•                  Consolidation of service facilities in Florida.

•                  Establishment of a mail processing and consolidating hub in the customs Free Zone in Bogota, Colombia.

•                  Increased investment in its “Intelligent Parcel Post” service to foreign shoppers and US on line merchants.

•                  Re-negotiating of contracts with certain key suppliers for better pricing and/or payment terms.

•                  Repositioning its sales strategy by focusing efforts on generating higher margin international retail sales from Latin American countries.

The acquisition of LEL made it possible for the Company to consolidate its mail processing facilities in the customs Free Zone in Bogota, Colombia and achieve efficiencies and better economies of scale. This has lead to a reduction of staff and lower sorting costs, greater consolidation of routes leading to lower air transport costs and achieve certain competitive advantages with respect to transit times and pricing to Latin America. The Colombia hub will make it easier for the Company to add new customers, and consequently increase revenues.

The Company also intends to seek out future acquisitions in order to achieve operating income sufficient to cover other expenses and achieve a net income. To complete such acquisitions the Company may require additional financing for which the Company has no financing commitments and for which management believes no assurances can be given that such financing commitments will be obtained. The Company also plans to seek out new customers and to increase business with existing customers as additional means to increase tonnage and reach profitability

Note 3 Summary of Significant Accounting Policies

Reclassification

Certain reclassifications of amounts previously reported have been made to the accompanying unaudited condensed consolidated financial statements in order to maintain consistency and comparability between periods presented.

Business Combinations

Effective March 1, 2009, the Company acquired 70% of the outstanding common stock of LEL. The acquisition was accounted for using the acquisition method in accordance with SFAS No. 141 (R), Business Combinations, (“SFAS No. 141R”), which replaced SFAS No. 141, Business Combinations. SFAS No. 141(R) broadens the scope of SFAS No. 141 and requires the acquisition method (SFAS No. 141 referred to as the purchase method) to be used on all events where a business obtains control over another business. As a result, SFAS No. 141(R) works to improve the comparability of information about business combinations presented and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree, and goodwill acquired in a business combination or a gain from a bargain purchase. The consolidated financial information presented includes the accounts of LEL as of March 1, 2009.  See Note 7- Business Combinations. See Non-controlling Interest accounting policy below.

Loss Per Share

Basic loss per share is presented on the face of the unaudited consolidated statements of operations. As provided by SFAS No. 128, “Earnings per Share,” basic loss per share is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during the periods. Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period. Due to the Company’s losses from continuing operations, dilutive potential common shares in the form of warrants were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities related to cost of sales, the estimated useful lives for property and equipment and the value assigned to the warrants granted in connection with the various financing arrangements. Actual results could differ from those estimates.

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

The Company has determined the estimated fair value amounts presented in these unaudited consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the unaudited consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. See Note 12- Fair Value Measurements.

Non-controlling Interest

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and changed the accounting and reporting for noncontrolling interests, which are the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS No. 160 was effective for the quarter ended March 31, 2009 for the Company and requires retroactive adoption of its presentation and disclosure requirements.  SFAS No. 160 requires the Company to report net income attributable to the noncontrolling interests separately on the face of the Condensed Consolidated Statements of Operation.  Additionally, SFAS No. 160 requires that the portion of equity in the entity not attributable to the Company be reported within equity, separately from the Company’s equity on the Condensed Consolidated Balance Sheets.

Effective February 27, 2009, the Company acquired 70% of the outstanding common stock of LEL. The acquisition was accounted for using the acquisition method in accordance with SFAS No. 141 (R). The 30% non-controlling interest in the LEL was accounted for in accordance with SFAS No. 160.  The Company reported the non-controlling interest in the consolidated financial statements as required by SFAS No. 160. The determination of the fair value of the non-controlling interest due to the acquisition of LEL is described in Note 7 Business Combinations.

Software Product Development Costs

Software product development costs incurred prior to reaching technological feasibility are expensed. We have determined that technological feasibility of the software is not established until substantially all product development is complete.

Translation Policy

The local currency is the functional currency for LEL, the Company’s recently acquired operation located in Colombia. For local currency functional locations, assets and liabilities are translated at end-of-period rates while revenues and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income.

Subsequent Events

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS No. 165 for the quarter ended June 30, 2009.  The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 14, 2009. During the period subsequent to the balance sheet through August 14, 2009, the Company was involved in a private placement as described in Note 2-Liquidity, Financial Condition and Management Plans.

Note 4   Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No.168”). SFAS No. 168 replaces SFAS Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the quarter ending September 30, 2009. This will not have an impact on the consolidated results of the Company.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), and FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary

Impairments (FSP 115-2). These standards were effective for interim and annual periods ending after June 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2009 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data to conform to the provisions in this FSP. The provisions of FSP No. EITF 03-6-1 are effective for the Company retroactively in the first quarter ending March 31, 2009. The Company is in the process of evaluating the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its consolidated financial statements.

Note 5 Concentration of Credit Risk

In the normal course of business, the Company incurs credit risk from accounts receivable and transactions with financial institutions. The Company has a credit policy which is used to manage this risk. As part of this policy, limits on exposure with counterparties have been set and are monitored on a regular basis. Anticipated bad debt losses have been provided for in the allowance for doubtful accounts.

During the three months ended June 30, 2009 and 2008 approximately 26% and 19% of the Company’s revenues were generated from two customers and approximately 23% and 15% of the Company’s cost of sales was purchased from one vendor, respectively.  During the six months ended June 30, 2009 and 2008 approximately 25% and 21% of the Company’s revenues were generated from two customers and approximately 26% and 16% of the Company’s cost of sales was purchased from one vendor, respectively.

Note 6   Geographic Information

The following schedule highlights the Company’s international sales which also include the revenues of LEL, the Company’s foreign operation at June 30, 2009. The Company’s geographic statements of operations disclosures are as follows:

U.S. and Foreign revenues are shown below:

	Three Months Ended June 30		Six Months Ended June 30
Region	2009	2008	2009	2008

U.S.	$1,209,987	$1,496,015	$2,848,773	$3,361,914
Foreign	960,095	595,298	1,896,658	1,170,199
Total	$2,170,082	$2,091,313	$4,745,431	$4,532,113

The long-lived assets of LEL at June 30, 2009 were insignificant.

Note 7   Business Combinations

On February 27, 2009, the Company acquired 70 percent of the outstanding common stock of LEL. The purchase consideration of $100,000 was comprised of 400,000 shares of common stock in the Company with a fair value of $100,000 ($.25 per share). The purchase price was allocated to the tangible assets acquired and the liabilities assumed based on their respective fair values and any excess was allocated to the fair values of identifiable intangible assets, identified as LEL’s customer list. The effective date of the acquisition was determined to be March 1, 2009. The allocation of the purchase price as of March 1, 2009 is shown below:

Cash	$11,753
Accounts receivable	112,455
Other assets	13,791
Customer List-LEL	81,020
Accounts payable	(31,994)
Other liabilities	(78,956)
Non-controlling interest	(8,069)
Net assets acquired	$100,000

The fair value determination of non-controlling interest is shown below:

LEL net asset value	26,897
Non-controlling percentage	30%
Non-controlling interest	$8,069

Note 8 Intangible Assets, net

Intangible assets, net as of June 30, 2009 and December 31, 2008 are shown below:

	2009	2008	Life (yrs)

Trade Mark	$87,344	$79,248	Indefinite
Customer List-LEL	81,020	—	Three
Non-Compete-LEL	100,000	—	Three
Non-Compete-Shareholder	735,000	735,000	Seven
GPS PDA Investment	231,295	231,295	Three
License Agreement	142,800	142,800	Five
Subtotal	1,377,459	1,188,343
Less: Accumulated Amortization	(198,842)	(116,830)
Intangible Assets, net	$1,178,617	$1,071,513

On February 27, 2009, the Company acquired 70 percent of the outstanding common stock of LEL. The purchase price was allocated to the tangible assets acquired and the liabilities assumed based on their respective fair values and any excess was allocated to the fair value of identifiable intangible assets, identified as LEL’s customer list, amounting to $81,020. The Company also entered into a non-compete agreement, with a shareholder of LEL, which includes payments totaling $100,000, comprised of 25 payments of $4,000 payable on a monthly basis. The non-compete agreement was recorded as an intangible asset and will be amortized on a straight line basis over three years. At June 30, 2009, the Customer List-LEL, net and the Non-Compete-LEL, net amounted to $74,267, and $91,521, respectively.

The Company is developing proprietary software which would be used by the Company to enhance the delivery of mail to its customers. The Company capitalizes the costs until the point at which the software project is substantially complete and ready for its intended use, that is, after all substantial testing is completed. Once the software is placed into service the Company will amortize the asset over a three year period.

Simultaneous with the Redemption Agreement, see Note 10 — Commitments and Contingencies, entered into on April 1, 2007, the Company also entered into a non-compete agreement with a shareholder. Under the non-compete agreement the shareholder receives quarterly payments totaling $ 735,000 starting April 1, 2008 ending January 1, 2013. The non-compete agreement was recorded as an intangible asset on the balance sheet with an offsetting liability to recognize the cumulative future payments.  The non-compete is amortized on a straight line basis over the term of the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. At June 30, 2009 and December 31, 2008, the net balance of the non-compete agreement amounted to $603,750 and $656,750, respectively.

In September 2007, the Company entered into a license agreement with a vendor for exclusive service in certain markets of Latin America.  The license agreement was recorded as an intangible asset and is amortized on a straight line basis over five years.  At June 30, 2009 and December 31, 2008, the net balance of the License Agreement amounted to $90,440 and $104,720, respectively.

Note 9 Other Assets

Other Assets as of June 30, 2009 and December 31, 2008 are shown below:

Other Assets	2009	2008

Escrow Deposit (a)	$—	$376,975
Security Deposit	83,412	78,093
Other Assets, net	$83,412	$455,068

(a) As a condition of the Securities Exchange the Company entered into an understanding with Omega United’s principle shareholders to set up an escrow fund of $500,000 to be used for investor relations during the 12 months following the reverse merger with Omega (Note 1). In 2008, the Company incurred $123,025 in investor relations expenses that reduced the escrow deposit balance and were charged to the Consolidated Statement of Operations.  On September 18, 2008, the Company, in error requested the escrow agent, to transfer $149,975 from the escrow account to Crosscheck Media, an investor relations firm used by the Company. To date, Crosscheck Media has not produced any mailing or other services for the Company.  As a result, the Company requested a refund of its deposit and when the refund was not received the Company began arbitration proceedings against Crosscheck Media. In March 2009, the Company received $227,000 from the escrow account leaving a balance of $149,975.

In June 2009, the Company was advised that Crosscheck Media filed for protection under the U.S. Bankruptcy laws. Upon further review, the Company determined the recoverability of the deposit was unlikely and the deposit of $149,975 was fully reserved during the three months ended June 30, 2009.

Note 10 Commitments and Contingencies

Put Option

In May 2006, the Company had a $3,200,000 note payable due to a bank which was assumed by a shareholder in exchange for 3,144,608 shares of common stock at $1.00 per share, the estimated fair value of the share at date of the conversion. The conversion of the note payable into equity was a pre-condition of a convertible debt raise of approximately $4,000,000 undertaken by the Company in 2006 as part of an attempt to do an IPO on the AIM Market of the London Stock Exchange in October 2006.  The IPO was aborted in November 2006.

On April 1, 2007, the Company and the aforementioned shareholder entered into a Sale Option Agreement, (the “Redemption Agreement”), whereby 3,200,000 options (the “Option”) were issued to the shareholder which could be put to the Company and obligate the Company to purchase and redeem at any time up to 3,200,000 shares of the Company’s common stock at the cash exercise price of $1.00. The shareholder may exercise in whole or in part up to 3,200,000 shares in quarterly increments of up to 160,000 common shares beginning with the quarter ended April 1, 2008. The Option expires on January 2, 2013. There is no requirement for the shareholder to put the Option to the Company.

The Company accounted for the Option as a liability at inception since the Option (a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and (b) requires or may require the issuer to settle the obligation by transferring assets.  In accordance with SFAS No. 150,” Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Option was measured initially at the fair value of the shares at inception, adjusted for any consideration or unstated rights or privileges. The fair value was determined by the amount of cash that would be paid under the conditions specified in the contract if the shares were repurchased immediately. The Company initially recorded a liability and made subsequent fair value adjustments at each reporting period to reflect the fair market value of the shares to be received in the market if the Company were to sell the redeemed shares in the market.

Through June 30, 2009, the shareholder has put 640,000 shares to be redeemed by the Company at an exercise price of $1.00. The Company made payments totaling $320,000 to the shareholder and has a current liability due the shareholder of $1,008,000 and $616,000 at June 30, 2009 and December 31, 2008, respectively. The Company believes that the shareholder will continue to exercise the Option until such time as the Company’s stock is trading above $1 per share.

The Company recorded the following fair value adjustments to the Put Option:

	Market	Liability Per	Shares
	Share	Share ($1	Subject to	Put Option		Loss/
	Price	exercise price)	Put Option	Liability		(Gain)

Three months ended June 30, 2009	$0.10	$0.90	2,880,000	$2,592,000		$691,200
Six months ended June 30, 2009	$0.10	$0.90	2,880,000	$2,592,000		$374,400
Three months ended June 30, 2008	$1.45	$(0.45)	3,200,000	$—	(a)	$(1,600,000)
Six months ended June 30, 2008	$1.45	$(0.45)	3,200,000	$—		$(1,600,000)

Note (a) - The market share price at June 30, 2008 of $1.45 exceeded the exercise price of $1.00. Therefore, the Company adjusted the Put Option Liability to zero balance and recognized a gain of $1,600,000. At June 30, 2008, the Put Liability was $0.

Non-Compete Agreement

Simultaneous with the Redemption Agreement, the Company also entered into a non-compete agreement with the aforementioned shareholder as in the course of the relationship with the Company, the shareholder has or will receive, or will be exposed to, learn of, or have access to certain trade secrets, confidential and proprietary information, customer lists, and existing or prospective customers and associates of the Company. Under the non-compete agreement the shareholder receives quarterly payments totaling $735,000 starting April 1, 2008 ending January 1, 2013. The non-compete agreement was recorded as an intangible asset on the balance sheet with an offsetting liability to recognize the cumulative future payments.  The non-compete is amortized on a straight line basis over the term of the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. See Note 8- Intangible Assets, net.

Under this agreement the shareholder is to receive an aggregate sum of $735,000 payable on a quarterly basis beginning on April 1, 2008 ending January 1, 2013, in accordance with the prescribed schedule in the non-compete agreement. During 2008 the Company made payments to the shareholder of $136,500. During the quarter ended March 31, 2009, the Company agreed to make payments totaling $62,027 for certain legal fees incurred by the shareholder which was recorded as a reduction of the amounts owed under the non-compete agreement.  The amount due to the shareholder at June 30, 2009 and December 31, 2008 was $536,473 and $598,500, respectively.

At June 30, 2009, the liability related to the non-compete agreement is as follows:

Annual Payment Schedule for the Twelve Months Ending June 30,	Amount

2010	$343,973
2011	119,000
2012	63,000
2013	10,500
Total	$536,473

At June 30, 2009, the liability related to the non compete agreements included $87,959 payable to a shareholder of LEL, of which $47,959 is classified as current and $40,000 is non-current.

Note 11   Share-based Compensation

Non-vested Awards

In accordance with SFAS No. 123(R), “Stock Based Compensation”, the Company records the intrinsic value of the nonvested stock as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period.

There were zero and 2,289,136 restricted shares granted during the three months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the future compensation expense related to nonvested stock that will be recognized is $237,361. The cost is expected to be recognized over a weighted average period of 0.82 years.

The Company recognized approximately $149,731 and $255,857 of share-based compensation expense, associated with non-vested stock, for the three and six months ended June 30, 2009, respectively. The Company recognized $202,169 and $810,808 of share-based compensation expense for the three and six months ended June 30, 2008, respectively. The six months ended June 30, 2008, includes a charge amounting to $578,685 related to the exchange of options for shares of common stock and for unpaid compensation. In connection with the Securities Exchange on April 15, 2008, the Company entered into certain agreements with certain members of executive management, to exchange shares of the Company’s common stock as payment for unpaid compensation in prior periods and their release of this liability.  In addition, the Company also granted certain members of executive management one share of the Company’s common stock in exchange for every two options held. The Company accounted for this exchange of shares as a modification of awards, treating the exchange as a cancellation of an award accompanied by the concurrent grant of a replacement award or other valuable consideration. Therefore, incremental compensation cost was measured as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date.

A summary of the Company’s non-vested stock, as of December 31, 2008 and changes during the six months ended June 30, 2009 is presented below:

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per share)	Fair Value
Nonvested at December 31, 2008	1,384,136	$0.76	$1,047,568
Awarded	300,000	0.15	45,000
Vested	(533,046)	0.83	(444,273)
Forfeited	—	—	—
Nonvested at June 30, 2009	1,151,190	$0.56	$648,295

Note 12 Fair Value Measurements

The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:	Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Directly or indirectly observable market based inputs used in models or other valuation methodologies.

Level 3:	Unobservable inputs that are not corroborated by market data which require significant management judgment or estimation.

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, for each fair value hierarchy level.

	Redemption Agreement Liability
	June 30, 2009	December 31, 2008
Level I	$2,592,000	$2,217,600
Level II	—	—
Level III	—	—
Total	$2,592,000	$2,217,600

Note 13 Common Stock

The Company is authorized to issue 150,000,000 shares with par value $.001 and 50,000,000 preferred shares with par value $.001.  At June 30, 2009, 67,947,201 shares of the Company’s common stock were issued and 67,627,201 shares are outstanding.  The Company has 320,000 common shares as treasury stock which it accounted for using the cost method.

On January 28, 2009, the Company executed an engagement letter with Falcon under which Falcon would, on a best efforts basis, raise up to $2 million through the sale of new shares of common stock of the Company at $.10 per share (the “2009 Private Placement”). As of March 31, 2009, the Company had received $963,000 for the purchase of 9,630,000 shares of common stock.

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

Overview

The Company provides international, wholesale mail delivery services to 20 major countries in Latin American and Caribbean, of which all of the countries would be classified as emerging markets. The Company provides a door-to-door service largely using outsourced transportation via international commercial airlines and local in-country delivery companies, private postal services and national postal services in some countries.

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

In June 2008, the Company activated a subsidiary, SkyShop Logistics, Inc. dba “PuntoMio”, to begin offering a new service. The new service enables non-U.S. resident internet shoppers to use Punto Mio as their mailing address for U.S. e-commerce websites.  Punto Mio is a shopping facilitator for foreign on-line buyers which provides a US address to buyers. This facilitates shopping on the US on-line merchant sites, wherein many e-tailers do not accept orders from foreign buyers. The Punto Mio service assists the buyers in finding products, price comparison, use of the US address, transportation and customs clearance and delivery to the buyer’s home. It is a less costly alternative to the express carriers and more efficient than the international parcel post service offered by the world’s national postal services, since it provides a secured, on-line visibility of the parcel until delivery has taken place.

The acquisition of LEL on February 27, 2009 was a strategic acquisition to lower operating costs, shorten delivery times to Latin America, consolidate greater tonnage and thereby achieve better line haul rates and generally improve the Company’s competitiveness in the Latin American market. LEL’s operating facilities in the customs Free Zone near Bogota’s International Airport has become a principal sorting and handling facility and has replaced a significant amount of the sorting capacity at the Miami facility. Using the Bogota facility provides the Company with lower rental and labor costs. The combination of facilities in Newark and Bogota allows the Company to deliver mail originating in the U.S. approximately two days faster than competitors. Bringing South America bound tonnage to Bogota allows the Company to consolidate a greater percentage of its freight and thereby achieve lower line haul costs to most markets in South America.

Results of Operations for the Three Months Ended June 30, 2009 as Compared to the Three Months Ended June 30, 2008.

The following table sets forth, for the periods indicated, unaudited consolidated statements of operations information from our unaudited consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended June 30		Change
	2009	2008	Amount	Percent
NET REVENUES	$2,170,082	$2,091,313	$78,769	3.8%

OPERATING EXPENSES
Cost of Delivery	1,901,218	1,898,243	2,975	0.2
General and Administrative	1,115,348	953,418	161,930	17.0
Stock Based Compensation	149,731	202,169	(52,438)	(25.9)
Factoring Fees	—	50,408	(50,408)
TOTAL OPERATING EXPENSES	3,166,297	3,104,238	62,059	2.0

OPERATING LOSS	(996,215)	(1,012,925)	16,710	(1.6)

OTHER EXPENSES/(INCOME)
Interest	—	221,631	(221,631)
Change in excess of value of put options over the estimated fair value of shares	691,200	(1,600,000)	2,291,200	(143.2)
Other	254,313	(13,043)	267,356	(2,049.8)
TOTAL OTHER EXPENSES/(INCOME)	945,513	(1,391,412)	2,336,925	(168.0)
Net income/ (loss)	(1,941,728)	378,487	(2,320,215)	(613.02)
Less: Net income attributable to the noncontrolling interest	8,143	—	8,143
Income/(loss) attributable to the controlling interest	$(1,949,871)	$378,487	$(2,328,358)	(615.2)%

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	62,264,511	50,811,672	11,452,839	22.5%
Effect of dilutive shares	—	4,053,187	(4,053,187)
Diluted	62,264,511	54,864,859	7,399,652	13.5%

NET INCOME/(LOSS) PER SHARE:
Basic	$(0.03)	$0.01	$(0.04)	(400.0)%
Diluted	$(0.03)	$0.01	$(0.04)	(400.0)%

Revenue

The Company generates revenue based on the tonnage of mail delivered, measured in kilograms, based on the distance to deliver, contract terms for committed annual tonnage or service and volume discounts. Tonnage in the second quarter of 2009 decreased on a trailing twelve month basis by approximately 3.0% compared with the trailing twelve months ended June 30, 2008. This is due primarily to a slow second quarter where tonnage decreased by 18% compared to the same period in 2008. Management believes that overall industry mail volumes from the US and Europe will not grow significantly during the balance of the year, but that tonnage originating in Latin America and Caribbean will continue to grow as the Company focuses on generating new retail customers in the region.  Management continues to believe that tonnage will increase in 2009 by a modest amount, in part due to its expanded hub network in the U.S. and Colombia and better delivery times to Latin America.

Operating Expenses

Cost of Delivery. This expense increased slightly on a per kilogram basis compared with the same period in the prior year, largely reflecting the increased percentage of lower gross margin business into Europe and decreased tonnage.

General and Administrative.  This expense increased primarily due to an increase of $51,000 for sales and marketing and $31,000 for rent and other fixed overhead expenses for Punto Mio. Punto Mio was launched on July 1, 2008, thus the three months ended June 30, 2008 does not contain any expenses related to this subsidiary. There was an increase in salaries and related expenses of $29,000 and an increase of $23,000 for public company reporting costs.  Finally, there was an increase of $25,000 for insurance and operational costs related to our NJ, Bogota and Punto Mio facilities for the three months ended June 30, 2009. None of these facilities existed during the three months ended June 30, 2008.

Stock Based Compensation.  This non-cash charge decreased due to the significant forfeitures of stock grants that took place in the first quarter 2009.

Factoring Fees. The Company did not utilize its line of credit financing arrangement during the three months ended June 30, 2009, thus zero factoring fees.

Other Expenses

Interest.  The company had no interest bearing debt during the three months ended June 30, 2009 thus zero interest expense.

Revaluation of Put Option Liability. The Company records a mark to market adjustment every reporting period to adjust the fair value of the put option liability. During the three months ended June 30, 2009, the stock price was less than the $1.00 exercise price of the put option resulting in a charge to earnings. During the three months ended June 30, 2008, the stock price was above the $1.00 exercise price and thus we adjusted the fair value of the put option to its face value resulting in a gain.

Net Income Attributable to the Non-controlling Shareholder

This amount is the portion of earnings in LEL for the quarter ended June 30, 2009 attributable to the non-controlling shareholders in LEL, whom hold a 30% ownership interest in the shares of LEL.

Results of Operations for the Six Months Ended June 30, 2009 as Compared to the Six Months Ended June 30, 2008.

The following table sets forth, for the periods indicated, unaudited consolidated statements of operations information from our unaudited consolidated statements of operations expressed as a percentage of revenue.

	Six Months Ended June 30		Change
	2009	2008	Amount	Percent
NET REVENUES	$4,745,431	$4,532,113	$213,318	4.7%

OPERATING EXPENSES
Cost of Delivery	4,022,216	3,752,705	269,511	7.2
General and Administrative	2,179,428	1,744,540	434,888	24.9
Stock Based Compensation	255,857	810,808	(554,951)	(68.4)
Factoring Fees	—	95,466	(95,466)
TOTAL OPERATING EXPENSES	6,457,501	6,403,519	53,982	0.8

OPERATING LOSS	(1,712,070)	(1,871,406)	159,336	(8.5)

OTHER EXPENSES/(INCOME)
Interest	—	385,832	(385,832)
Change in excess of value of put options over the estimated fair value of shares	374,400	(1,600,000)	1,974,400	(123.4)
Other	334,647	(16,004)	350,651	(2,191.0)
TOTAL OTHER EXPENSES/(INCOME)	709,047	(1,230,172)	1,939,219	(157.6)
Net income/ (loss)	(2,421,117)	(641,234)	(1,779,883)	277.57
Less: Net income attributable to the noncontrolling interest	20,009	—	20,009
Income/(loss) attributable to the controlling interest	(2,441,126)	(641,234)	(1,799,892)	280.7%

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	62,157,926	38,198,100	23,959,826	62.7%
Effect of dilutive shares	—	—	—
Diluted	62,157,926	38,198,100	23,959,826	62.7%

NET INCOME/(LOSS) PER SHARE:
Basic	(0.04)	(0.02)	(0.02)	100.0%
Diluted	(0.04)	(0.02)	(0.02)	100.0%

Revenue

The Company generates revenue based on the tonnage of mail delivered, measured in kilograms, based on the distance to deliver, contract terms for committed annual tonnage or service and volume discounts. Tonnage in the second quarter of 2009 decreased on a trailing twelve month basis by approximately 3.0% compared with the trailing twelve months ended June 30, 2008. This is due primarily to a slow second quarter where tonnage decreased by 18% compared to the same period in 2008. Revenues for the 6 months ended June 30, 2009 increased 4.7% compared to the same period ended June 30, 2008 as result of increased traffic origin Latin America and Caribbean (“LAC”).  Management believes that overall industry mail volumes from the US and Europe will not grow significantly during the balance of the year, but that tonnage originating in LAC will continue to grow as the Company focuses on generating new retail customers in the region.  Management continues to believe that tonnage will increase in 2009 by a modest amount, in part due to its expanded hub network in the U.S. and Colombia and better delivery times to Latin America.

Operating Expenses

Cost of Delivery. This expense increased slightly on a per kilogram basis compared with the same period in the prior year, largely reflecting the increased percentage of business into Europe and decreased tonnage.  Delivery cost per kilogram will most likely vary with the price of oil and the margin between revenue and delivery costs would be adversely affected by increases in oil prices.

General and Administrative.  This expense increased primarily to a $242,000 increase in salary and benefits related to Punto Mio which was launched on July 1, 2008, thus the six months ended June 30, 2008 does not contain any expenses related to this subsidiary.  Operational costs and rent expense for Punto Mio, Bogota and NJ facilities increased by $140,000. None of these facilities existed during the nine months ended June 30, 2008.  In addition, there was an increase of $67,000 for public company reporting costs.

Stock Based Compensation.  This non-cash charge decreased due to the significant forfeitures of stock grants that took place in the in fourth quarter 2008.

Factoring Fees. The Company did not utilize its line of credit financing facility during the three and six months ended June 30, 2009, thus zero factoring fees.

Other Expenses

Interest.  The company had no interest bearing debt during the six months ended June 30, 2009.

Revaluation of Put Option Liability. The Company records a mark to market adjustment every reporting period to adjust the fair value of the put option liability. During the six months ended June 30, 2009, the stock price was less than the $1.00 exercise price of the put option resulting in a charge to earnings. During the six months ended June 30, 2008, the stock price was above the $1.00 exercise price and thus we adjusted the fair value of the put option to its face value resulting in a gain.

Net Income Attributable to the Non-controlling Shareholder

This amount is the portion of earnings in LEL for the quarter ended June 30, 2009 attributable to the non-controlling shareholders in LEL, whom hold a 30% ownership interest in the shares of LEL.

Liquidity and Capital Resources

For the three month period ended June 30, 2009, cash decreased by $165,360 compared to an increase of $1,782,708 during the six months ended June 30, 2008.

The following table summarizes the Company’s Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30
Net cashed provided (used) by operating Activities	2009	2008
Operating activities	$(1,031,518)	$(4,539,985)
Investing activities	4,416	(96,008)
Financing activities	851,443	6,418,701

The cash used by operating activities during the six months ended June 30, 2009 of $1.0 million was primarily due to the net loss incurred of $1.7 million (after adjusting for the non-cash charges) offset by a $0.4 million decrease in accounts receivables and a $0.4 million decrease in intangible assets and other assets.

The cash provided by investing activities during the six months ended June 30, 2009 of $4,416 was primarily due to the cash on the balance sheet from the acquisition of LEL.

The cash provided by financing activities for the six months ended June 30, 2009 of $851,443 was due to the Company’s private placement.

With the current levels of negative monthly cash flow, management believes that the proceeds from the 2009 Private Placements will be sufficient to cover the Company’s cash flow requirements for 2009. The Company expects to cover any shortfall in cash flow in 2009 by using the line of credit from the factor.  The factoring agreement provides for a line of credit equal to 80% of a customer’s net invoice amount to be advanced to the Company.  The cost to the Company for the advance is 2% for the first 30 days the invoice is outstanding and 0.0667% of the advance for each additional day thereafter the invoice is unpaid.  As of August 14, 2009, the Company has not utilized this line of credit and therefore has the availability for additional borrowings.

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

Foreign Currency Risk

The Company bills some of the revenues of its Colombian subsidiary in Colombian Pesos, bills certain European customers in Pounds Sterling and incurs certain expenses, particularly in the United Kingdom, Colombia and Brazil, in foreign currencies. The Company has not undertaken foreign exchange hedging transactions and is completely exposed to foreign currency fluctuations in these transactions.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at June 30, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)           Internal Control Over Financial Reporting

In connection with the assessment of our internal control over financial reporting included in our Annual Report on Form 10-K, as amended by Form 10-K/A filed on April 24, 2009, we determined that material weaknesses existed in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company has completed a risk assessment, which is the first phase of the necessary work to improve internal controls over financial reporting and comply with Sarbanes-Oxley.  In addition, the Company has taken or plans to take the following actions to address material weaknesses in controls and procedures outlined on page 23 and 24 of our 2008 Form 10-K:

(i)                                     We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of GAAP commensurate with financial reporting requirements. Historically, we have lacked staff with experience pertaining to GAAP and SEC regulations. This control deficiency could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•                  Company Action — In February 2009 the Company hired its first fulltime Controller. This executive is a CPA (Maryland), previously worked at Grant Thornton and has significant previous experience in developing and implementing controls and procedures consistent with the requirements of Sarbanes-Oxley. She is currently in the process of developing a plan to correct material weaknesses in controls and procedures to be completed by the end of third quarter 2009.

•                  Company Action - Effective June 1, 2009, the Company engaged on a consulting basis a former Partner of a Big 4 accounting firm with extensive experience in addressing complex and technical transactions to assist the Company with technical transactions, external reporting and enhancement of our internal control environment over financial reporting.

(ii)                                  We did not adequately inform and educate employees of our standards and expectations of integrity and ethical values which includes (but is not limited to) guidelines and policies that address sexual harassment, conflicts of interest, confidential information and trust regulations as well as the Foreign Corrupt Practices Act. We did not actively engage employees on these matters in a way that ensures they not only understand the guidelines and polices established but also know how they are to be integrated into business practices that foster good corporate citizenship.

•                  Company Action — The Company is developing a plan to correct material weaknesses in controls and procedures to be completed by the end of third quarter 2009.

(iii)                               We did not maintain effective control over certain spreadsheets utilized in the period-end financial reporting process. Specifically, we lacked effective controls related to the completeness, accuracy, validity, and security (restricted access and data security) of consolidation spreadsheet schedules that report revenue, expenses, assets, liabilities and stockholders’ equity. This control deficiency did not result in audit adjustments to the 2008 interim or annual consolidated financial statements. This control deficiency could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•                  Company Action — The Company is developing a plan to correct material weaknesses in controls and procedures to be completed by the end of third quarter 2009. The plan will incorporate the proper review process required to ensure validity, completeness and accuracy of the consolidation spreadsheet schedules.

(iv)                              We did not maintain effective controls over access to and maintenance of financial data. Specifically, financial and non-financial data is stored on non-networked laptops and hard drives instead of a central data storage site at our headquarters location.  Furthermore, management lacks data retention policies and processes that ensure the security and availability of current and historic data. This control deficiency did not result in audit adjustments to the 2008 interim or annual consolidated financial statements; however, this control deficiency could result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•                  Company Action — The Company is developing a plan to correct material weaknesses in controls and procedures to be completed by the end of third quarter 2009. The plan will include establishing a secure back-up data file to store and maintain the financial data.

(v)                                 We did not maintain effective controls over the design and maintenance of the headquarters general ledger application. Inadequate maintenance of the headquarters general ledger is manifest in the lack of change management policies, absence of data maintenance plans, and absence of backup/recovery procedures. Furthermore, ongoing monitoring of security and access control is absent. This control deficiency did not result in audit adjustments to the 2008 interim or annual consolidated financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•                  Company Action — The Company is developing a plan to correct material weaknesses in controls and procedures to be completed by the end of third quarter 2009.

(vi)                              We did not maintain effective controls over segregation of duties. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of consolidation schedules and resulting financial statements and related disclosures. This control deficiency did not result in audit adjustments to our 2008 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•                  Company Action — The Company is developing a plan to correct material weaknesses in controls and procedures to be completed by the end of third quarter 2009.

Except for the remediation disclosed above, there were no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The continued implementation of the described initiatives is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and we will make adjustments as and when necessary. As of the date of this report, our management believes that the plan referred to above, when completed, will remediate the material weaknesses in internal control over financial reporting as described above.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

As part of the investor relations, on September 18, 2008, the Company entered into a Media Services Agreement with Crosscheck Media Services and Comm Holdings, Inc. (“CHI”) to produce and send out a direct mail information newsletter. The total cost of the mailing would be $575,000, which per the agreement would be paid by CHI. On September 18, 2008 the Company, in error requested William F. Doran, the escrow agent, to make a deposit of $149,975 to Crosscheck Media.  To date the mailing has not been produced or sent out. As a result, the Company requested a refund of its deposit incorrectly paid to Crosscheck Media. The agreement with Crosscheck Media calls for arbitration at the facilities of the American Arbitration Association. In March 2009 Crosscheck was notified by the Company of its request to begin arbitration proceedings. In June 2009, the Company was advised that Crosscheck Media filed for protection under the U.S. Bankruptcy laws. Upon further review, the Company determined the recoverability of the deposit was unlikely and the deposit of $149,975 was fully reserved during the period ending June 30, 2009.

ITEM 1A.   RISK FACTORS

Additional risk factors, as described below, should be considered in evaluating the business together with the risk factors described in our Annual Report on Form 10-K, as amended by Form 10-K/A filed on April 24, 2009. Such factors may have a significant impact on its business, operating results, liquidity and financial condition. As a result of the identified risk factors, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to the Company, or that are currently considered to be immaterial, may also impact the Company’s business, operating results, liquidity and financial condition. If any such risks occur, the Company’s business, operating results, liquidity and financial condition could be materially affected in an adverse manner. In addition, the trading price of the Company’s stock, when and if a market develops for the Company’s stock, could decline.

Material changes in the risk factors of the Company since the filing of our Annual Report on Form 10-K, as amended by Form 10-K/A filed on April 24, 2009 are substantially related to the acquisition in February 2009 of LEL, which operates in Colombia, and are described below.

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

• LEL may be affected by a wide range of possible economic and political factors in Colombia that may require the Company to divert cash from U.S. operations to LEL, thus exacerbating the situation with the Company’s limited cash resources.

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

None.

ITEM 3.   DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
32.2	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyPostal Networks, Inc.

Date: August 14, 2009	/s/ Albert Hernandez
Albert Hernandez
Chief Executive Officer and President

Date: August 14, 2009	/s/ A J Hernandez
A J Hernandez
Chief Financial Officer