Form 10-Q
period 2009-09-30
SkyPostal Networks, Inc.
filed 2009-11-16
CIK 1354027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 16, 2009 there were 67,947,201 shares of the issuer’s $0.001 par value Common Stock outstanding.

PART I
ITEM 1A.
SKYPOSTAL NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	Unaudited
ASSETS	September 30, 2009	December 31, 2008
CURRENT ASSETS
Cash	$429,525	$309,455
Accounts receivable, net	1,068,831	1,498,995
Prepaid expenses and other	139,699	177,968
TOTAL CURRENT ASSETS	1,638,055	1,986,418

DUE FROM STOCKHOLDER	1,427	69,569
PROPERTY AND EQUIPMENT, net	107,597	98,493
INTANGIBLE ASSETS, net	1,131,985	1,071,513
OTHER ASSETS, net	79,269	455,068
TOTAL ASSETS	$2,958,333	$3,681,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,530,254	$1,763,228
Accrued liabilities	638,840	361,880
Current portion of amount due on non-compete agreements	296,964	280,000
Customer deposits	2,573	-
Current portion of due to stockholders	-	7,200
Current portion of put option payable	1,088,000	616,000
TOTAL CURRENT LIABILITIES	3,556,631	3,028,308
NON-COMPETE AGREEMENT, less current portion	220,500	318,500
EXCESS OF VALUE OF PUT OPTIONS OVER THE ESTIMATED FAIR VALUE OF SHARES, less current portion	1,360,000	1,601,600
TOTAL LIABILITIES	5,137,131	4,948,408

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 150,000,0000 authorized, 68,267,201 and 56,814,664 shares issued and 67,947,201 and 56,494,664 shares outstanding at September 30, 2009 and December 31, 2008, respectively	68,268	56,815
Additional paid-in capital	21,292,123	19,031,338
Accumulated deficit	(23,220,957)	(20,035,500)
Treasury stock, at cost (320,000 shares at September 30, 2009 and December 31, 2008)	(320,000)	(320,000)
Accumulated other comprehensive income	(2,385)	-
Noncontrolling interest	4,153	-
TOTAL STOCKHOLDERS’ DEFICIT	(2,178,798)	(1,267,347)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,958,333	$3,681,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPOSTAL NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
NET REVENUES	$1,669,675	$2,166,539	$6,415,106	$6,698,652

OPERATING EXPENSES
Cost of Delivery	1,442,272	1,756,364	5,464,488	5,509,069
General and Administrative	939,308	1,268,830	3,118,736	3,013,367
Stock Based Compensation	(14,206)	415,122	241,651	1,225,930
Factoring Fees	-	-	-	95,466
TOTAL OPERATING EXPENSES	2,367,374	3,440,316	8,824,875	9,843,832

OPERATING LOSS	(697,699)	(1,273,777)	(2,409,769)	(3,145,180)

OTHER EXPENSES/(INCOME)
Interest	-	(4,204)	-	376,352
(Reversal of) Provision for excess value of put options over the estimated fair value of shares	(144,000)	-	230,400	(1,600,000)
Other	201,326	93,189	535,973	82,462
TOTAL OTHER EXPENSES/(INCOME)	57,326	88,985	766,373	(1,141,186)
Net Loss	(755,025)	(1,362,762)	(3,176,142)	(2,003,994)
Less: Net (loss)/income attributable to the noncontrolling interest	(10,694)	-	9,315	-
Loss attributable to the controlling interest	$(744,331)	$(1,362,762)	$(3,185,457)	$(2,003,994)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	67,773,528	55,909,810	64,029,794	44,035,472
Effect of dilutive shares	-	-	-	-
Diluted	67,773,528	55,909,810	64,029,794	44,035,472

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.02)	$(0.05)	$(0.05)
Diluted	$(0.01)	$(0.02)	$(0.05)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPOSTAL NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

							Accumulated
	Common		Additional			Non-	Other
	Stock	Common	Paid-In	Accumulated	Treasury	Controlling	Comprehensive
	Outstanding	Stock	Capital	Deficit	Stock	Interest	Income	Total
BALANCES AT DECEMBER 31, 2008	56,494,664	$56,815	$19,031,338	$(20,035,500)	$(320,000)	$-	$-	$(1,267,347)
Components of comprehensive loss:
Net loss	-	-	-	(3,185,457)	-	9,315	-	(3,176,142)
Foreign currency translation adjustment	-	-	-	-	-	(1,022)	(2,385)	(3,407)
Total comprehensive loss	-	-	-	-	-	-	-	(3,179,549)
Sale of common stock through private placement	9,630,000	9,630	953,370	-	-	-	-	963,000
Private placement transaction costs	963,000	963	(127,520)	-	-	-	-	(126,557)
Warrants converted for common stock	100,000	100	14,900	-	-	-	-	15,000
Stock compensation (nonvested shares)	-	-	241,651	-	-	-	-	241,651
Common stock issued for LEL acquisition	400,000	400	99,600	-	-	-	-	100,000
Common stock issued for trade payable	39,537	40	23,682	-	-	-	-	23,722
Common stock issued for consulting fees payable	320,000	320	31,680	-	-	-	-	32,000
Sale of subsidiary preferred stock through private placement	-	-	915,600	-	-	-	-	915,600
Subsidiary private placement transaction costs	-	-	(123,979)	-	-	-	-	(123,979)
Warrants issued with sale of subsidiary preferred stock	-	-	174,400	-	-	-	-	174,400
Subsidiary preferred stock issued for director fees payable	-	-	-	-	-	45,192	-	45,192
Noncontrolling interest in LEL	-	-	-	-	-	8,069	-	8,069
Noncontrolling interest in PuntoMio	-	-	57,401	-	-	(57,401)	-	-
BALANCES AT SEPTEMBER 30, 2009	67,947,201	$68,268	$21,292,123	$(23,220,957)	$(320,000)	$4,153	$(2,385)	$(2,178,798)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPOSTAL NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(3,176,142)	$(2,003,994)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	155,029	85,373
Bad debt expense	27,404	77,726
Stock compensation (nonvested shares)	241,651	1,219,931
Revaluation and reduction of put option liability	230,400	(1,600,000)
(Provision for) Reversal of allowance for doubtful accounts	-	180,306
Changes in assets and liabilities
Decrease (increase) in accounts receivable	515,215	(866,401)
Decrease (increase) in prepaid expenses and other assets	38,269	(148,889)
Decrease (increase) in due from stockholders	60,942	(129,977)
Decrease (increase) in intangible assets and other assets	366,205	(818,268)
Decrease in accounts payable and accrued liabilities	(123,086)	(2,230,905)
Increase (decrease) in customer deposits	2,573	(10,331)
Decrease in non-compete agreements	(24,000)	-
Net cash used in operating activities	(1,685,540)	(6,245,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition of LEL	11,753	-
Capital expenditure	(20,200)	(219,003)
Net cash used in investing activities	(8,447)	(219,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of capital stock, net of expenses	836,443	8,777,409
Issuance of warrants in connection with sale of subsidiary preferred stock, net of expenses	174,400	-
Issuance of subsidiary preferred stock, net of expenses	791,621	-
Purchase of Treasury Stock	-	(320,000)
Non-compete agreement payment	-	(136,500)
Warrants exercised or exchanged	15,000	10,613
Due to affiliates	-	(438,317)
Notes payable, net	-	(932,355)
Net cash provided by financing activities	1,817,464	6,960,850

Effect of exchange rate changes on cash and cash equivalents	(3,407)	-
Net increase in cash and cash equivalents	120,070	496,418
Cash and cash equivalents, beginning of period	309,455	851
Cash and cash equivalents, end of period	$429,525	$497,269

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$260,675

Supplemental Disclosures of Non-Cash Transactions
Non-compete agreement-LEL acquisition	$100,000	$-
Reduction of noncompete payable in exchange for payment of legal services	157,036	-
Common stock issued for trade and consulting fee payable	55,722	100,000
Subsidiary preferred stock issued for director fee payable	45,192	-
Accrued stock compensation converted into equity	-	276,817
Accrued interest from notes payable converted to equity	-	312,734
Notes payable converted into equity	-	2,874,694
Warrants issued with bridge loans	-	188,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

On February 27, 2009 the Company acquired seventy percent of the common stock of Logistics Enterprises, Ltda (“LEL”), a Colombian company also engaged in wholesale mail distribution and related activities, as more fully described in Note 7 Business Combinations.  The acquisition provided the Company with a hub in the customs Free Zone in Bogota, Colombia, which allows the Company to consolidate greater tonnage at better line haul rates. The hub also allows the Company to provide shorter delivery times in Latin America and to reduce certain mail sorting expenses related to handling in Miami, FL. The acquisition was accounted for using the acquisition method and the operating results of LEL are included in the condensed consolidated financial statements beginning March 1, 2009.

During third quarter 2009, the Company sold units comprised of one preferred share of PuntoMio, its subsidiary, plus one warrant to purchase one common share of the Company, at an exercise price of $.10 expiring July 1, 2012, at $1.00 per unit in a private placement. The Company sold 1,090,000 shares of PuntoMio preferred stock and 1,090,000 warrants for the Company’s common stock and received proceeds of $966,021 net of placement fees paid to Falcon.  In addition to the cash fee paid to Falcon, the Company issued Falcon 284,345 PuntoMio preferred shares for their efforts in connection with the private placement.   At September 30, 2009, PuntoMio has 5,928,145 common and preferred shares issued and outstanding. At September 30, 2009, the Company has a 75.9% ownership in PuntoMio and there exists a 24.1% noncontrolling interest in PuntoMio.

The financial statements of our foreign operation, LEL, are stated in foreign currencies, referred to as the functional currency. Under generally accepted accounting principles in the United States of America (“U.S. GAAP”), functional currency assets and liabilities are translated into the reporting currency, U.S. Dollars, using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income, if material. Functional statements of operations amounts expressed in functional currencies are translated using average exchange rates for the respective periods. Remeasurement adjustments and gains or losses resulting from foreign currency transactions are recorded as foreign exchange gains or losses in the consolidated statement of operations.

The unaudited condensed consolidated financial statements for the nine and three months ended September 30, 2009 and 2008 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2009, and the results of its operations and cash flows for the nine and three months ended September 30, 2009 and 2008. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

As shown in the accompanying condensed consolidated financial statements, the Company incurred an operating loss of $697,699 in the three months ended September 30, 2009 and cash flow from operations has been negative for each of the last seven quarters through September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern, which was the opinion included in the report of SkyPostal’s independent registered public accounting firm in the financial statements for the year ended December 31, 2008. The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

Note 2   Liquidity, Financial Condition and Management Plans

Liquidity

On January 28, 2009, the Company executed an engagement letter with Falcon International Consulting Limited (“Falcon”) under which Falcon would, on a best efforts basis, raise up to $2 million through the sale of new shares of common stock of the Company at $.10 per share (the “2009 Private Placement”). The Company received proceeds of $836,443 net of placement fees paid to Falcon and others, for the purchase of 9,630,000 shares of common stock, as more fully described in Note 13-Common Stock. The proceeds from the 2009 Private Placement have been used to support the development costs of the Company’s new subsidiary, SkyShop Logistics, Inc dba PuntoMio.com (“PuntoMio”). PuntoMio is a cross border shopping facilitator.  As of November 16, 2009, the Company has expensed $871,762, in the development of PuntoMio.

On June 26, 2009, the Company’s wholly owned subsidiary, PuntoMio, executed a new engagement agreement with Falcon under which Falcon would raise up to $3 million through the sale of units consisting of one PuntoMio preferred share  and one warrant to purchase one common share of the Company for $1.00 per unit. The Company received proceeds of $966,021 net of placement fees paid to Falcon, for the purchase of 1,090,000 shares of PuntoMio preferred stock and 1,090,000 warrants for the Company’s common stock at an exercise price of $.10 expiring July 1, 2012.  At September 30, 2009, the Company has a 75.9% ownership in PuntoMio.

As of September 30, 2009, the Company had no indebtedness, with the exception of two non-compete agreements and put option agreement entered into with shareholders. The Company is current with the LEL non-compete payments, however it has not made $113,404 in payments on one of the shareholder non-compete agreement and $320,000 on the put option agreement for a combined unpaid total of $433,404 at September 30, 2009.  The non-compete and put option agreement is described more fully in Note 10-Commitments and Contingencies. The Company believes that because the shareholder has a financial ownership interest in the Company and because we currently have an economically important arms length working relationship we do not believe that the shareholder would enforce his right under the contract to request collection of monies due to him under the non-compete agreement or pursue litigation at this time because his interests are aligned with the success of our Company.

The Company has arranged a line of credit of $1,200,000 with a finance company who was a former lender. Subject to the finance company satisfactorily completing due diligence on the credit worthiness of each accounts receivable, the terms of the line of credit will allow the Company to borrow up to eighty percent of the value of eligible receivables. The cost to the Company for the cash advances on the line of credit is 2% of the advance for the first 30 days the invoice is outstanding and 0.0667% of the advance for each additional day thereafter the invoice is unpaid.  As of November 16, 2009, the Company has not utilized this line of credit.

The Company is exploring other alternatives for financing and raising additional equity in the capital markets but there can be no assurances that these efforts will be successful.

Management Plans

The international mail volumes have been greatly affected by the world economy, increase of online banking resulting in a decrease in bank statement delivery and shift of the distribution of publications from hard copy to on-line electronic delivery. The world’s postal services have experienced a 15%  reduction in mail volumes in the first nine months of 2009 over the same period in 2008. As a result, the Company has not been able to significantly increase its mail volumes.

The Company has repositioned its sales strategy by focusing on the growth of parcel post generated by the growing on-line cross border shopping. The Company has established a subsidiary, SkyShop Logistics, Inc. dba (Punto Mio), to focus on providing cross border shopping facilitation and international “Intelligent Parcel Post” delivery.

Many on-line merchants in the United States (“U.S.”) do not accept orders from international customers due to customs clearance challenges, high incidence of parcel post losses and merchandise return difficulties. As the U.S. dollar weakens against other currencies, on-line shopping at U.S. merchant sites by foreigners is increasing. To solve these challenges for the U.S. merchant and overseas buyer, the Company offers foreigners a U.S. address and total cost of delivery, including customs and duties cost, when purchasing from U.S. on-line merchants.

Management is constantly seeking opportunities to lower operating and administrative costs and increase revenue in an effort to reduce the current negative cash flow, including the following initiatives achieved in the nine months ended September 30, 2009:

●	Reduction of administrative costs and mail processing staff in Florida.
●	Reduction in senior and middle management salaries and health benefit costs.
●	Consolidation of service facilities in Florida.
●	Establishment of a mail processing and consolidating hub in the customs Free Zone in Bogota, Colombia.
●	Increased investment in its “Intelligent Parcel Post” service to foreign shoppers and U.S. on line merchants.
●	Re-negotiating of contracts with certain key suppliers for better pricing and/or payment terms.
●	Repositioning its sales strategy by focusing efforts on generating higher margin international retail sales from Latin American countries.

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

The Company also intends to seek out future acquisitions in order to achieve operating income sufficient to cover other expenses and achieve net income. To complete such acquisitions the Company may require additional financing for which the Company has no financing commitments and for which management believes no assurances can be given that such financing commitments will be obtained. The Company also plans to seek out new customers and to increase business with existing customers as additional means to increase tonnage and reach profitability.   The Company has entered into an agreement with the Colombian National Post office and has installed the post’s franking machines in its Bogota hub.  This allows our Bogota hub to process mail destined to delivery areas in the Latin American and Caribbean region not serviced by the Company’s hand delivery network, at much lower costs.

Note 3 Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of SkyPostal Networks, Inc and all entities in which SkyPostal Networks, Inc. has a controlling voting interest (“subsidiaries”) required to be consolidated in accordance with U.S. GAAP (collectively referred to as “the Company”).  All significant intercompany accounts and transactions between have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the 2008 Annual Report on Form 10K and amended on Form 10-K/A filed on April 24, 2009 and should be read in conjunction with the consolidated financial statements and notes thereto.  These statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and the disclosures herein are adequate. The operating results for interim periods are unaudited and are not necessarily indicative of the results that can be expected for a full year.

Reclassification

Certain reclassifications of amounts previously reported have been made to the accompanying unaudited condensed consolidated financial statements in order to maintain consistency and comparability between periods presented.

Business Combinations

Effective March 1, 2009, the Company acquired 70% of the outstanding common stock of LEL. The acquisition was accounted for using the acquisition method.  The acquisition method is required to be used on all events where a business obtains control over another business. The acquisition method establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree, and goodwill acquired in a business combination or a gain from a bargain purchase. The consolidated financial information presented includes the accounts of LEL as of March 1, 2009.  See Note 7- Business Combinations. See Non-controlling Interest accounting policy below.

Loss Per Share

Basic loss per share is presented on the face of the unaudited condensed consolidated statements of operations.  Basic earnings or loss per share “EPS” is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during each period. Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period. Due to the Company’s losses from continuing operations, dilutive potential common shares in the form of warrants were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities related to cost of sales, the estimated useful lives for property and equipment, value assigned to the warrants granted in connection with the various financing arrangements and calculation for stock compensation expense. Actual results could differ from those estimates.

Fair Value Measurements

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

Non-controlling Interest

In December 2007, the Financial Accounting Standards Board (FASB) issued guidance that changed the accounting and reporting for noncontrolling interests, which is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  The guidance was effective for the quarter ended March 31, 2009 for the Company and requires retroactive adoption of its presentation and disclosure requirements.  The guidance requires the Company to report net income attributable to the noncontrolling interests separately on the face of the condensed consolidated statements of operation.  Additionally, the guidance requires that the portion of equity in the entity not attributable to the Company be reported within equity, separately from the Company’s equity on the condensed consolidated balance sheet.  The adoption did not have any impact on the Company’s financial position, results of operations or cash flow.

Effective February 27, 2009, the Company acquired 70% of the outstanding common stock of LEL. The acquisition was accounted for using the acquisition method. The 30% non-controlling interest in the LEL was accounted for in accordance with the acquisition method. The Company reported the non-controlling interest in the condensed consolidated financial statements as required by U.S. GAAP.  The determination of the fair value of the non-controlling interest due to the acquisition of LEL is described in Note 7 Business Combinations.

Effective September 30, 2009, the Company sold 24.1% interest in its wholly owned subsidiary SkyShop Logigistics dba “PuntoMio”.  The 24.1% non-controlling interest in PuntoMio was accounted for in accordance with the relevant guidance. The Company reported the non-controlling interest in the consolidated financial statements as required by U.S. GAAP.

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

Subsequent Events

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual financial periods ending after June 15, 2009. The Company adopted this guidance during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the condensed consolidated financial statements. The adoption of this guidance did not have any impact on the Company’s financial position, results of operations or cash flows. The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 16, 2009 and there were no reportable events to report.

Note 4   Recent Accounting Pronouncements

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Company adopted this guidance during the nine months ended September 30, 2009 and its adoption did not have an impact on the Company’s financial position, results of operations or cash flow.

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

During the three months ended September 30, 2009 and 2008 approximately 28% and 13% of the Company’s revenues were generated from two customers and one customer, respectively.  During the three months ended September 30, 2009 and 2008 approximately 6% and 11% of the Company’s cost of sales was purchased from one vendor, respectively.  During the nine months ended September 30, 2009 and 2008, approximately 31% and 12% of the Company’s revenues were generated from three customers and one customer, respectively.  During the nine months ended September 30, 2009 and 2008, approximately 13% and 14% of the Company’s cost of sales was purchased from one vendor, respectively.

Note 6   Geographic Information

The following schedule highlights the Company’s international sales which also include the revenues of LEL, the Company’s foreign operation at September 30, 2009. The Company’s geographic statements of operations disclosures are as follows:

U.S. and Foreign revenues are shown below:

	Three Months Ended September 30		Nine Months Ended September 30
Region	2009	2008	2009	2008

U.S.	$736,331	$1,635,485	$3,585,104	$4,997,399
Foreign	933,344	531,054	2,830,002	1,701,253
Total	$1,669,675	$2,166,539	$6,415,106	$6,698,652

The long-lived assets of LEL at September 30, 2009 were insignificant.

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

Cash	$11,753
Accounts receivable	112,455
Other assets	13,791
Customer List-LEL	81,020
Accounts payable	(31,994)
Other liabilities	(78,956)
Non-controlling interest	(8,069)
Net assets acquired	$100,000

The fair value determination of non-controlling interest is shown below:

LEL net asset value	26,897
Non-controlling percentage	30%
Non-controlling interest	$8,069

Note 8 Intangible Assets, net

Intangible assets, net as of September 30, 2009 and December 31, 2008 are shown below:

	2009	2008	Life (yrs)

Trade Mark	$89,044	$79,248	Indefinite
Customer List-LEL	81,020	-	Three
Non-Compete-LEL	100,000	-	Three
Non-Compete-Shareholder	735,000	735,000	Seven
GPS PDA Investment	231,295	231,295	Three
License Agreement	142,800	142,800	Five
Subtotal	1,379,159	1,188,343
Less: Accumulated Amortization	(247,174)	(116,830)
Intangible Assets, net	$1,131,985	$1,071,513

On February 27, 2009, the Company acquired 70 percent of the outstanding common stock of LEL. The purchase price was allocated to the tangible assets acquired and the liabilities assumed based on their respective fair values and any excess was allocated to the fair value of identifiable intangible assets, identified as LEL’s customer list, amounting to $81,020. The Company also entered into a non-compete agreement, with a shareholder of LEL, which includes payments totaling $100,000, comprised of 25 payments of $4,000 payable on a monthly basis. The non-compete agreement was recorded as an intangible asset and will be amortized on a straight line basis over three years. At September 30, 2009, the Customer List-LEL, net and the Non-Compete-LEL, net amounted to $67,514, and $83,332, respectively.

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

Simultaneous with the Redemption Agreement, see Note 10 — Commitments and Contingencies, entered into on April 1, 2007, the Company also entered into a non-compete agreement with a shareholder. Under the non-compete agreement the shareholder receives quarterly payments totaling $ 735,000 starting April 1, 2008 ending January 1, 2013. The non-compete agreement was recorded as an intangible asset on the balance sheet with an offsetting liability to recognize the cumulative future payments.  The non-compete is amortized on a straight line basis over the term of the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. At September 30, 2009 and December 31, 2008, the net balance of the non-compete agreement amounted to $577,500 and $656,750, respectively.

In September 2007, the Company entered into a license agreement with a vendor for exclusive service in certain markets of Latin America.  The license agreement was recorded as an intangible asset and is amortized on a straight line basis over five years.  At September 30, 2009 and December 31, 2008, the net balance of the License Agreement amounted to $83,300 and $104,720, respectively.

Note 9 Other Assets

Other Assets as of September 30, 2009 and December 31, 2008 are shown below:

Other Assets	2009	2008

Escrow Deposit (a)	$-	$376,975
Security Deposit	79,269	78,093
Other Assets, net	$79,269	$455,068

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

In June 2009, the Company was advised that Crosscheck Media filed for protection under the U.S. Bankruptcy laws. Upon further review, the Company determined the recoverability of the deposit was unlikely and the deposit of $149,975 was fully reserved during the three months ended June 30, 2009.  There has not been any change to the recoverability of the deposit and the balance remains fully reserved at September 30, 2009.

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

Through September 30, 2009, the shareholder has put 640,000 shares to be redeemed by the Company at an exercise price of $1.00. The Company made payments totaling $320,000 to the shareholder and has a current liability due the shareholder of $1,088,000 and $616,000 at September 30, 2009 and December 31, 2008, respectively. The Company believes that the shareholder will continue to exercise the Option until such time as the Company’s stock is trading above $1 per share.

The Company recorded the following fair value adjustments to the Put Option:

	Market Share Share Price	Liability Per Share ($1 exercise price)	Shares Subject to Put Option	Put Option Liability		(Gain)/ Loss
Three months ended September 30, 2009	$0.15	$0.85	2,880,000	$2,448,000		$(144,000)
Nine months ended September 30, 2009	$0.15	$0.85	2,880,000	$2,448,000		$230,400
Three months ended September 30, 2008	$1.25	$(0.25)	3,200,000	$-	(a)	$-
Nine months ended September 30, 2008	$1.25	$(0.25)	3,200,000	$-		$(1,600,000)

Note (a) - The market share price at September 30, 2008 exceeded the exercise price of $1.00.  Therefore, the Company recognised a gain on the put option liability of $1,600,000 for the nine months ending September 30, 2008.

Non-Compete Agreement

Simultaneous with the Redemption Agreement, the Company also entered into a non-compete agreement with the aforementioned shareholder during the course of the relationship with the Company, the shareholder has or will receive, or will be exposed to, learn of, or have access to certain trade secrets, confidential and proprietary information, customer lists, and existing or prospective customers and associates of the Company. Under the non-compete agreement the shareholder receives quarterly payments totaling $735,000 starting April 1, 2008 ending January 1, 2013. The non-compete agreement was recorded as an intangible asset on the balance sheet with an offsetting liability to recognize the cumulative future payments.  The non-compete is amortized on a straight line basis over the term of the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. See Note 8- Intangible Assets, net.

In accordance with the prescribed schedule in the non-compete agreement, the Company made payments to the shareholder of $136,500 during 2008. During the quarter ended March 31, 2009, the Company agreed to make payments totaling $62,027 for certain legal fees incurred by the shareholder that was recorded as a reduction of the amounts owed under the non-compete agreement.  During the quarter ended September 30, 2009, the Company paid $22,587 of these legal fees.  Also, during the third quarter, the Company agreed to reduce a shareholder receivable by $95,009 for certain legal fees paid by the shareholder on behalf of the non-compete shareholder.  Under this arrangement, the Company reduced the amounts owed under the non-compete agreement.  The amount due to the shareholder at September 30, 2009 and December 31, 2008 was $441,464 and $598,500, respectively.

At September 30, 2009, the liability related to the non-compete agreement is as follows:

Annual Payment Schedule for the Twelve Months Ending September 30,	Amount
2010	$248,964
2011	119,000
2012	63,000
2013	10,500
Total	$441,464

At September 30, 2009, the liability related to the non compete agreements included $76,000 payable to a shareholder of LEL, of which $48,000 is classified as current and $28,000 is non-current.

Note 11   Share-based Compensation

Non-vested Awards

The Company records the intrinsic value of the nonvested stock as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period.

There were zero and 332,000 restricted shares granted during the three months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the future compensation expense related to nonvested stock that will be recognized is $151,568. The cost is expected to be recognized over a weighted average period of 0.87 years.

The Company recognized approximately $63,558 and $241,651 of share-based compensation expense, associated with non-vested stock, for the three and nine months ended September 30, 2009, respectively. During the three months and nine months ended September 30, 2009, the Company also recognized the reversal of previously amortized stock compensation expense associated with a stock forfeiture of $77,764.

The Company recognized $415,122 and $1,225,930 of share-based compensation expense for the three and nine months ended September 30, 2008, respectively. The nine months ended September 30, 2008, includes a charge amounting to $578,685 related to the exchange of options for shares of common stock and for unpaid compensation. In connection with the Securities Exchange on April 15, 2008, the Company entered into certain agreements with certain members of executive management, to exchange shares of the Company’s common stock as payment for unpaid compensation in prior periods and their release of this liability.  In addition, the Company also granted certain members of executive management one share of the Company’s common stock in exchange for every two options held. The Company accounted for this exchange of shares as a modification of awards, treating the exchange as a cancellation of an award accompanied by the concurrent grant of a replacement award or other valuable consideration. Therefore, incremental compensation cost was measured as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date.  A summary of the Company’s non-vested stock, as of December 31, 2008 and changes during the nine months ended September 30, 2009 is presented below:

		Weighted
		Average Grant-
		Date Fair Value
	Shares	(per share)	Fair Value
Nonvested at December 31, 2008	1,384,136	$0.76	$1,047,568
Awarded	300,000	0.15	45,000
Vested	(751,090)	0.83	(626,004)
Forfeited	(200,000)	0.50	(100,000)
Nonvested at September 30, 2009	733,046	$0.50	$366,564

Note 12 Fair Value Measurements

The Company carries various assets and liabilities at fair value in the accompanying condensed consolidated balance sheets. Fair value is defined as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Three levels of inputs that may be used to measure fair value are as follows:

Level I:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level II:  Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level III:  Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The following table presents the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, for each fair value hierarchy level.

	Put Option Liability
	September 30, 2009	December 31, 2008
Level I	$2,448,000	$2,217,600
Level II	-	-
Level III	-	-
Total	$2,448,000	$2,217,600

Note 13 Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares with par value $.001 and 50,000,000 preferred shares with par value $.001.  At September 30, 2009, 68,267,201 shares of the Company’s common stock were issued and 67,947,201 shares are outstanding.  The Company has 320,000 common shares as treasury stock which it accounted for using the cost method.

On January 28, 2009, the Company executed an engagement letter with Falcon under which Falcon would, on a best efforts basis, raise up to $2 million through the sale of new shares of common stock of the Company at $.10 per share (the “2009 Private Placement”).  As of March 31, 2009, the Company had received $963,000 for the purchase of 9,630,000 shares of common stock.  In addition to the cash fee paid to Falcon, the Company issued Falcon 963,000 shares for their efforts in connection with the private placement.

On June 26, 2009, the Company’s wholly owned subsidiary, PuntoMio, executed a new engagement agreement with Falcon under which Falcon would raise up to $3 million through the sale of units consisting of one preferred share of PuntoMio plus one warrant to purchase one common share of the Company, at an exercise price of $.10 expiring July 1, 2012, at $1.00 per unit. The Company sold 1,090,000 shares of PuntoMio preferred stock and 1,090,000 warrants for the Company’s common stock and received proceeds of $966,021 net of placement fees paid to Falcon.  In addition to the cash fee paid to Falcon, the Company issued Falcon 284,345 PuntoMio preferred shares for their efforts in connection with the private placement.  The issuance of the preferred shares was a non-cash transaction that exclusively affected the additional paid in capital and preferred shares accounts.  At September 30, 2009, PuntoMio has 5,928,145 common and preferred shares issued and outstanding. At September 30, 2009, the Company has a 75.9% ownership in PuntoMio and there exists a 24.1% noncontrolling interest in PuntoMio.

PuntoMio’s preferred stock has $.001 par value, 2,000,000 shares authorized, 1,428,145 and zero shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively. Upon any liquidation, dissolution or winding up of PuntoMio, the holders of the preferred stock have preference to receive distribution before any payment is made to common stock holders. They also have preference to any dividends that may be declared. Finally, preferred stock holders have equal equity interest as PuntoMio common stock holders but do not have voting rights.

In September 2009, the Company agreed to convert $32,000 of advisor fees payable into 320,000 shares of common stock.  Also in September 2009, PuntoMio agreed to convert $45,192 of PuntoMio director fee payble into 53,800 shares of PuntoMio preferred stock.

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

In June 2008, the Company activated a subsidiary, SkyShop Logistics, Inc. dba “PuntoMio”, to begin offering a new service. The new service enables non-U.S. resident internet shoppers to use PuntoMio as their mailing address for U.S. e-commerce websites.  PuntoMio is a shopping facilitator for foreign on-line buyers which provides a U.S. address to buyers. This facilitates shopping on the U.S. on-line merchant sites, wherein many e-tailers do not accept orders from foreign buyers. The Punto Mio service assists the buyers in finding products, price comparison, use of the U.S. address, transportation and customs clearance and delivery to the buyer’s home. It is a less costly alternative to the express carriers and more efficient than the international parcel post service offered by the world’s national postal services, since it provides a secured, on-line visibility of the parcel until delivery has taken place.

The acquisition of LEL on February 27, 2009 was a strategic acquisition to lower operating costs, shorten delivery times to Latin America, consolidate greater tonnage and thereby achieve better line haul rates and generally improve the Company’s competitiveness in the Latin American market. LEL’s operating facilities in the customs Free Zone near Bogota’s International Airport has become a principal sorting and handling facility and has replaced a significant amount of the sorting capacity at the Miami facility. Using the Bogota facility provides the Company with lower rental and labor costs. The combination of facilities in Newark and Bogota allows the Company to deliver mail originating in the U.S. approximately two days faster than competitors. Bringing South America bound tonnage to Bogota allows the Company to consolidate a greater percentage of its freight and thereby achieve lower line haul costs to most markets in South America. The Company has concluded an agreement with the Colombian National Post office and has installed the post’s franking machines in its Bogota hub.  This allows our Bogota hub to process mail destined to delivery areas in the Latin American and Caribbean region not serviced by the Company’s hand delivery network, at much lower costs.

Results of Operations for the Three Months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008.

The following table sets forth, for the periods indicated, unaudited consolidated statements of operations information from our unaudited condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended September 30		Change
	2009	2008	Amount	Percent
NET REVENUES	$1,669,675	$2,166,539	$(496,864)	(22.9%)

OPERATING EXPENSES
Cost of Delivery	1,442,272	1,822,663	(380,391)	(20.9)
General and Administrative	939,308	1,202,506	(263,198)	(21.9)
Stock Based Compensation	(14,206)	415,122	(429,328)	(103.4)
Factoring Fees	-	-	-
TOTAL OPERATING EXPENSES	2,367,374	3,440,291	(1,072,917)	(31.2)

OPERATING LOSS	(697,699)	(1,273,752)	576,053	(45.2)

OTHER EXPENSES/(INCOME)
Interest	-	(4,204)	4,204
Change in excess of value of put options over the estimated fair value of shares	(144,000)	-	(144,000)
Other	201,326	99,213	102,113	102.9
TOTAL OTHER EXPENSES/(INCOME)	57,326	88,985	(31,659)	(35.6)
Net Loss	(755,025)	(1,362,762)	607,737	(44.60)
Less: Net (loss) attributable to the noncontrolling interest	(10,694)	-	(10,694)
Loss attributable to the controlling interest	$(744,331)	$(1,362,762)	$618,431	(45.4%)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	67,773,528	55,909,810	11,863,718	21.2%
Effect of dilutive shares	-	-	-
Diluted	67,773,528	55,909,810	11,863,718	21.2%

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.02)	$0.01	(41.0%)
Diluted	$(0.01)	$(0.02)	$0.01	(41.0%)

Revenue

The Company generates revenue based on the tonnage of mail delivered, measured in kilograms, based on the distance to deliver, contract terms for committed annual tonnage or service and volume discounts. Tonnage in the three months ended September 30, 2009 decreased by 27% compared to the three months ended September 30, 2008.  The decline in weight resulted in a 23% decrease in revenue helped by a 6% increase in revenue per kilo.  The decrease in tonnage experienced in the third quarter of 2009 can be attributed to the worldwide mail volumes decrease and the slower summer months characteristic of the mail industry.  However, over the nine months ending September 30, 2009 compared to the nine months ending September 30, 2008, volume has only decreased by 5% attributable to the increased mail volume out of Latin America.   Management believes that overall industry mail volumes from the U.S. and Europe will remain steady during the balance of the year, but that tonnage originating in Latin America and Caribbean will continue to grow as the Company focuses on generating new retail customers in the region.  Therefore, Management believes that tonnage will increase in 2009 by a modest amount, in part due to better rates and delivery times made possible by its expanded hub network in the U.S. and Colombia.

Operating Expenses

Cost of Delivery. This expense increased by approximately 4% on a per kilogram basis compared with the same period in the prior year, largely reflecting the increased percentage of lower gross margin business into Europe and decreased tonnage.

General and Administrative.  The significant decrease in this expense was achieved by Management’s successful implementation of their 2009 cost reduction initiatives. Sales, travel and marketing costs decreased by $134,000.   Savings of $59,000 resulted from a decrease in salaries and related expenses.  The PuntoMio facility was consolidated providing overhead savings of $48,000.  Finally, public company reporting costs decreased during the three months ended September 30, 2009 compared to the same period in 2008 by $24,000.

Stock Based Compensation.  This non-cash charge decreased due to to a stock grant forfeiture that took place in the third quarter of 2009.

Factoring Fees. The Company did not utilize its line of credit financing arrangement during the three months ended September 30, 2009, thus zero factoring fees.

Other Expenses

Interest.  The company had no interest bearing debt during the three months ended September 30, 2009.

Other Expenses increased by $102,000 primarily due to non-cash charges of $27,000 reserve for bad debt expense and $21,000 for amortization expense.  There was $64,000 additional charge for director fees during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  Director fees expensed during the three months ended September 30, 2009, was paid in common stock and subsidiary preferred stock in lieu of cash of $61,000.

Revaluation of Put Option Liability. The Company records a mark to market adjustment every reporting period to adjust the fair value of the put option liability. The stock price on September 30, 2009 increased from the market value on June 30, 2009; therefore a non-cash gain of $144,000 was recognized on the difference. On September 30, 2008, the stock price remained above the $1.00 exercise price and thus no adjustment to the fair value of the put option was made.

Net Loss Attributable to the Non-controlling Shareholder is the portion of losses in LEL for the quarter ended September 30, 2009 attributable to the non-controlling shareholders in LEL, whom hold a 30% ownership interest in the shares of LEL.  The change of the Company’s interest in PuntoMio from 100% to 74.9% occurred effective September 30, 2009 therefore all PuntoMio losses during third quarter 2009 are attributable to the controlling interest.

Results of Operations for the Nine Months Ended September 30, 2009 as Compared to the Nine Months Ended September 30, 2008.

The following table sets forth, for the periods indicated, unaudited consolidated statements of operations information from our unaudited condensed consolidated statements of operations expressed as a percentage of revenue.

	Nine Months Ended September 30		Change
	2009	2008	Amount	Percent
NET REVENUES	$6,415,106	$6,698,652	$(283,546)	(4.2%)

OPERATING EXPENSES
Cost of Delivery	5,464,488	5,702,746	(238,258)	(4.2)
General and Administrative	3,118,736	2,819,268	299,468	10.6
Stock Based Compensation	241,651	1,225,930	(984,279)	(80.3)
Factoring Fees	-	95,466	(95,466)
TOTAL OPERATING EXPENSES	8,824,875	9,843,832	(1,018,957)	(10.4)

OPERATING LOSS	(2,409,769)	(3,145,180)	735,411	(23.4)

OTHER EXPENSES/(INCOME)
Interest	-	376,352	(376,352)
Reversal of excess of value of put options
over the estimated fair value of shares	230,400	(1,600,000)	1,830,400	(114.4)
Other	535,973	82,462	453,511	550.0
TOTAL OTHER EXPENSES/(INCOME)	766,373	(1,141,186)	1,907,559	(167.2)
Net (Loss)	(3,176,142)	(2,003,994)	(1,172,148)	58.49
Less: Net income attributable to the noncontrolling interest	9,315	-	9,315
(Loss) attributable to the controlling interest	(3,185,457)	$(2,003,994)	(1,181,463)	59.0%

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	64,029,794	44,035,472	19,994,322	45.4%
Effect of dilutive shares	-		-
Diluted	64,029,794	44,035,472	19,994,322	45.4%

NET (LOSS)/INCOME PER SHARE:
Basic	(0.05)	$(0.05)	(0.00)	100.0%
Diluted	(0.05)	$(0.05)	(0.00)	100.0%

Revenue

The Company generates revenue based on the tonnage of mail delivered, measured in kilograms, based on the distance to deliver, contract terms for committed annual tonnage or service and volume discounts. Tonnage in the nine months ended September 30, 2009 decreased by 5% compared to the nine months ended September 30, 2008.  The decrease in tonnage for the nine months ended September 30, 2009 is primarily attributable to the weak third quarter ended September 30, 2009.  The third quarter results were due to the world wide industry trend of volume decreases coupled with the slower summer months characteristic of the mail industry.  The volume decrease of only 5% is attributable to the increased mail volume out of Latin America.   Management believes that overall industry mail volumes from the U.S. and Europe will remain steady during the balance of the year, but that tonnage originating in Latin America and Caribbean will continue to grow as the Company focuses on generating new retail customers in the region.  Therefore, Management believes that tonnage will increase in 2009 by a modest amount, in part due to better rates and delivery times made possible by its expanded hub network in the U.S. and Colombia.

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

General and Administrative.  This expense increased by $299,000 primarily due to $158,000 of operational costs related to Bogota and New Jersey hubs and Brazilian customer service center that did not exist during the nine months ended September 30, 2008.  $131,000 is attributable to salary related expense for PuntoMio that launched in July 1, 2008 and LEL consolidated expenses that were acquired effective March 1, 2009.

Stock Based Compensation.  This non-cash charge decreased due to forfeiture of stock grant that took place in the third quarter of 2009.

Factoring Fees. The Company did not utilize its line of credit financing facility during the three and nine months ended September 30, 2009, thus zero factoring fees.

Other Expenses

Interest.  The company had no interest bearing debt during the nine months ended September 30, 2009.

Revaluation of Put Option Liability. The Company records a mark to market adjustment every reporting period to adjust the fair value of the put option liability. During the nine months ended September 30, 2009, the stock price was less than the $1.00 exercise price of the put option resulting in a net charge to earnings of $230,400. During the nine months ended September 30, 2008, the stock price was above the $1.00 exercise price and thus we adjusted the fair value of the put option to its face value resulting in a gain of $1,600,000.

Other Expenses increased during the nine months ended September 30, 2009 due to a significant gain that was recognized during the nine months ended September 30, 2008 for other income of $183,000 recognized from a principal vendor overcharge.  In addition, during the second quarter 2009, the Company recognized an expense for a deposit of $150,000 unlikely to be recovered.  $70,000 is due to non-cash charge for amortization and depreciation in excess of what was recognized for the same period in 2008.  Finally, there was an increase of $74,000 for director and consulting fees that was converted into common stock and subsidiary preferred stock in lieu of cash for the nine months ended September 30, 2009.

Net Income Attributable to the Non-controlling Shareholder

This amount is the portion of earnings in LEL for the quarter ended September 30, 2009 attributable to the non-controlling shareholders in LEL, whom hold a 30% ownership interest in the shares of LEL.  The change of the Company’s interest in PuntoMio from 100% to 74.9% occurred effective September 30, 2009 therefore all PuntoMio losses during third quarter 2009 are attributable to the controlling interest.

Liquidity and Capital Resources

For the nine month period ended September 30, 2009, cash increased by $120,070 compared to an increase of $496,418 during the nine months ended September 30, 2008.

The following table summarizes the Company’s condensed consolidated statement of cash flows:

	Nine Months Ended September 30
Net cashed provided (used) by operating Activities	2009	2008
Operating activities	$(1,685,540)	$(6.245,429)
Investing activities	(8,447)	(219,003)
Financing activities	1,817,464	6,960,850

The cash used by operating activities during the nine months ended September 30, 2009 of $1.7 million was primarily due to the net loss incurred of $2.5 million (after adjusting for the non-cash charges) offset by a $0.5 million decrease in accounts receivables and a $0.4 million decrease in intangible assets and other assets.

The cash used by investing activities of $8,447 was primarily due to computers equipments and other fixed assets acquired during the nine months ended September 30, 2009 less the cash on the balance sheet from the acquisition of LEL.

The cash provided by financing activities for the nine months ended September 30, 2009 of $1,817,464 was due to the Company’s private placements.

With the current levels of negative monthly cash flow, management believes that the proceeds from the 2009 Private Placements will be sufficient to cover the Company’s cash flow requirements for 2009. The Company expects to cover any shortfall in cash flow in 2009 by using the line of credit from the factor.  The factoring agreement provides for a line of credit equal to 80% of a customer’s net invoice amount to be advanced to the Company.  The cost to the Company for the advance is 2% for the first 30 days the invoice is outstanding and 0.0667% of the advance for each additional day thereafter the invoice is unpaid.  As of November 16, 2009, the Company has not utilized this line of credit and therefore has the availability for additional borrowings.

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

Foreign Currency Risk

The Company bills some of the revenues of its Colombian subsidiary in Colombian Pesos, bills certain European customers in Pounds Sterling and Euros and incurs certain expenses, particularly in the United Kingdom, Colombia and Brazil, in foreign currencies. The Company has not undertaken foreign exchange hedging transactions and is completely exposed to foreign currency fluctuations in these transactions.

ITEM 4.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)           Internal Control Over Financial Reporting
In connection with the assessment of our internal control over financial reporting included in our Annual Report on Form 10-K, as amended by Form 10-K/A filed on April 24, 2009, we determined that material weaknesses existed in our internal controls over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The Company has completed a risk assessment, which is the first phase of the necessary work to improve internal controls over financial reporting and comply with Sarbanes-Oxley.  In addition, the Company has taken or plans to take the following actions to address material weaknesses in controls and procedures outlined on page 23 and 24 of our 2008 Form 10-K:

(i)
We did not maintain a sufficient depth of personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of GAAP commensurate with financial reporting requirements. Historically, we have lacked staff with experience pertaining to GAAP and SEC regulations. This control deficiency could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.  Based on Management’s actions described below, Management deems the deficiency fully remediated and no longer constitutes a material weakness in our financial reporting.

●      Company Action - In February 2009 the Company hired its first fulltime Controller. This executive is a CPA who previously worked at Grant Thornton. Her primary responsibility is to ensure our accounting and financial reporting comply fully with U.S. GAAP and SEC requirements. She also has significant experience in developing and implementing controls and procedures consistent with the requirements of Sarbanes-Oxley.

●      Company Action - Effective June 1, 2009, the Company engaged on a consulting basis a former Partner of a Big 4 accounting firm with extensive experience in addressing complex and technical transactions to assist the Company with technical transactions, external reporting and enhancement of our internal control environment over financial reporting.

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

●      Company Action — The Company is in the process of finalizing a revised employee handbook that addresses the guidelines and policies referred to above that will be issued during the fourth quarter 2009.

(iii)
We did not maintain effective control over certain spreadsheets utilized in the period-end financial reporting process. Specifically, we lacked effective controls related to the completeness, accuracy, validity, and security (restricted access and data security) of consolidation spreadsheet schedules that report revenue, expenses, assets, liabilities and stockholders’ equity. This control deficiency did not result in audit adjustments to the 2008 interim or annual consolidated financial statements. This control deficiency could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.  Based on Management’s actions described below, Management deems the deficiency fully remediated and no longer constitutes a material weakness in our financial reporting.

●      Company Action — The Company has implemented restricted user access on all schedules related to financial reporting.  In addition, all materially significant schedules relevant to monthly and quarterly closes are reviewed by an appropriate member of Management to ensure validity, completeness and accuracy.  Finally, the consolidation spreadsheet schedules are prepared and maintained by the Controller and reviewed by the CEO and SEC Advisor.

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

●      Company Action — The Company’s computers including laptops used for financial reporting are password restricted.  In addition, the Company is finalizing the implementation of an automatic daily backup for all computers containing schedules and other data used for financial reporting.

(v)
We did not maintain effective controls over the design and maintenance of the headquarters general ledger application. Inadequate maintenance of the headquarters general ledger is manifest in the lack of change management policies, absence of data maintenance plans, and absence of backup/recovery procedures. Furthermore, ongoing monitoring of security and access control is absent. This control deficiency did not result in audit adjustments to the 2008 interim or annual consolidated financial statements.  Based on Management’s actions and facts described below, Management deems the deficiency fully remediated and no longer constitutes a material weakness in our financial reporting.

●      Company Action — The Company’s General Ledger system is an off the shelf commonly used application with no customization.  The Company maintains its General Ledger system on a server kept in a secured server room with limited access.  The General Ledger application is backed up daily and data restoration tests have been successful.  Access to make any changes to the General Ledger was severely restricted during the third quarter 2009.  Only accounting personnel have access to make changes and only those changes within the scope of their responsibility.  Other personnel with a need to see reports from the General Ledger system possess view-only access.

(vi)
We did not maintain effective controls over segregation of duties. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of consolidation schedules and resulting financial statements and related disclosures. This control deficiency did not result in audit adjustments to our 2008 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.   Based on Management’s actions described below, Management deems the deficiency fully remediated and no longer constitutes a material weakness in our financial reporting.

●      Company Action — The Company has developed a system of reviews where all schedules that materially affect financial reporting are reviewed by an appropriate member of Management to ensure validity, completeness and accuracy.  No one at the Company has the right to create and review and approve financial transactions.  The Company requires all transactions to be approved by an appropriate member of Management and the accounting entry for the transaction is completed by a non-member of Management supporting proper segregation of duties and preventing errors or fraud.  As of November 16, 2009, the Company has not found any evidence of fraud or malfeasance.

Except for the remediation disclosed above, there were no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The continued implementation of the described initiatives is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and we will make adjustments as and when necessary. As of the date of this report, our management believes that the plan referred to above, when completed, will continue to remediate the material weaknesses in internal control over financial reporting as described above.

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

● A substantial portion of LEL’s operations are located in Colombia, an emerging market country. As a result, the Company’s and LEL’s financial condition, results of operations and business may be negatively affected by the general condition of the Colombian economy, any devaluation of the Colombian Peso as compared to the U.S. Dollar, as well as inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in Colombia. Any of these events could reduce the revenue significantly and/or reduce the profitability of both the Company and LEL.

● LEL may be affected by a wide range of possible economic and political factors in Colombia that may require the Company to divert cash from U.S. operations to LEL, thus exacerbating the situation with the Company’s limited cash resources.

● Decreases in the value of the Colombian Peso against the U.S. Dollar could cause the Company to incur foreign exchange losses at levels much greater than historical levels, which may reduce net income significantly. Severe devaluation or depreciation of the Colombian Peso may also result in governmental intervention or disruption of international foreign exchange markets. This may limit the Company’s ability to transfer or convert those currencies into U.S. Dollars and other currencies. To the extent that the Colombian government institutes restrictive exchange control policies in the future, the Company’s ability to transfer or convert Colombian Pesos into U.S. Dollars may be limited.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ending September 30, 2009, the Company has raised monies through two private placements.  They are both fully described in Note #13.  The monies raised in the February 2009 private placement were used to fund the ongoing operations of the Company including the subsidiary PuntoMio.  The monies raised in the third quarter 2009 private placement are dedicated to funding the growth of PuntoMio.

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

SkyPostal Networks, Inc.

Date: November 16, 2009	/s/ Albert Hernandez
Albert Hernandez
Chief Executive Officer and President

Date: November 16, 2009	/s/ A J Hernandez
A J Hernandez
Chief Financial Officer