Form 10-K
period 2009-12-31
SkyPostal Networks, Inc.
filed 2010-03-31
CIK 1354027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,243,468 at the closing price of $0.10 on June 30, 2009.  As of March 15, 2010, the number of outstanding shares of common stock, $0.001 par value per share, of the registrant was 69,123,292 shares.

No documents are incorporated by reference.

PART I

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K (the “Report”) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Report, words such as “may,” “should,” “seek,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “strategy” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company’s future plans, operations, business strategies, operating results and financial position.  Forward-looking statements are subject to a number of known and unknown risks and uncertainties that may cause actual results, trends, performance or achievements of the Company, or industry trends and results, to differ materially from the future results, trends, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the Company’s customers,  suppliers, and service providers are located; industry conditions and trends; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the inventory purchased by the Company; relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, principally environmental regulations; the Company’s ability to implement changes in its business strategies and development plans; and the availability, terms and deployment of debt and equity capital if needed for expansion.  These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission.  The Company does not assume an obligation to update the factors discussed in this Report or such other reports.

ITEM 1

Business

SkyPostal Networks, Inc. (“SkyPostal ®”, and together with its subsidiaries, the “Company”), based in Miami, Florida, is the largest private mail network in the Latin American-Caribbean (LAC)  region handling mail and parcels from U.S. and European postal administrations, mail consolidators, major publishers, international mailers, e-tailers and financial institutions that require time defined and reliable delivery of their mail including magazines, catalogs and parcels.  The Company provides internet merchants the ability to expand their markets internationally without the inherent risks of shipping parcel post to foreign buyers or the use of expensive express couriers.

In June 2008, the Company activated a subsidiary, SkyShop Logistics, Inc. doing business as (“PuntoMio®”), a cross border internet shopping facilitator to enable non-U.S. based online buyers to use PuntoMio as their mailing address for U.S. e-commerce websites.  PuntoMio launched its first website, www.puntomio.com, in October 2008 where it facilitates shopping on U.S. merchant websites by providing the “landed cost”, customs clearance and delivery cost, upfront to the shopper.  PuntoMio assists the buyers in finding products, price comparison, use of the U.S. address, transportation and customs clearance and delivery to the buyer’s home.  It is a less costly alternative to the express carriers and more efficient than the international parcel post service offered by the world’s national postal services.  PuntoMio provides secure, online track and trace of the parcel until delivery has taken place to the buyer at their home or office.

The Company’s international mail and parcel network delivers services to over 20 major countries in Latin American and Caribbean, of which all of the countries would be classified as emerging markets.  In addition, PuntoMio’s co-marketing relationship with American Express under a private label have increased PuntoMio’s customer base to include American Express card members in the Middle East and Europe.  The Company provides a door-to-door service largely using outsourced transportation via international commercial airlines and local in-country delivery companies, private postal services and national postal services in some countries.  The Company generates revenue based on the tonnage of mail and parcels delivered, measured in kilograms, based on the distance to deliver, contract terms for committed annual tonnage or service and volume discounts.  The Company manages its business based on where the mail originates, the source of the mail and the ultimate destination.  The Company leverages its mail tonnage to provide PuntoMio customers discounted line haul and delivery rates.

The Company operates facilities in Miami, FL, Newark, NJ and Bogota, Colombia for the sorting and consolidating of mail and parcels for shipment to various countries in Latin America, Europe and Middle East. The facilities in Newark and Bogota, in particular, provide the Company with certain competitive advantages with respect to faster delivery times to Latin America and also lower sorting and handling costs in the case of the Bogota hub.  The Company outsources its mail sorting requirement to a private facility in London, which processes mail originating in Europe and bound for Latin America.

By combining its expertise in international logistics, outsourced network of in-country private postal services, and PuntoMio’s landed cost technology, the Company is in a unique position to reliably deliver international mail and parcels in a time defined period to the ultimate recipient in Latin America, Europe, Middle East and anticipated new destinations in Eastern Europe and Africa, at costs substantially below express couriers and international postage rates of the origin country.

The Company uses over eighty suppliers, including airlines for line haul, national postal administrations, and other mail distribution companies. The delivery of international mail is regulated by treaty, the Universal Postal Convention, and by local laws in each country. The ways and methods by which the Company operates are limited in certain circumstances by these regulations.

Products

International Parcel Post
The international consumer has two options when it comes to the delivery of online purchases; courier express which is reliable but expensive, and a postal option which is inexpensive but generally offers no track and trace capabilities and has high loss rates.  The postal option via the United States Postal Service (“USPS”) relies on the inefficient and unreliable foreign national posts that do not have track and trace capability.  Many of the Company’s postal consolidator clients distribute orders for some of the largest online merchants like Amazon and Barnes & Noble using the unreliable postal option.  The international parcel post is an alternative to unreliable and expensive parcel post delivery service.  It is priced as a postal product but serviced as a courier product with online visibility, tracking and delivery confirmation.  The service is time defined with delivery completed in 4 to 8 days.

Landed Cost
One of the biggest challenges facing U.S. online merchants selling to cross border shoppers is the lack of information on the total cost of an international purchase prior to completion of the purchase.  Currently, the cross border online shopper is usually not familiar with the duties and taxes that they will have to pay for their purchase.  The merchant does not provide this information and oftentimes the buyer has post purchase dissatisfaction due to the “sticker shock” surprise of customs duties and VAT taxes that average about 30% of merchandise cost and in some countries as high as 78% of retail cost.  PuntoMio resolves this cross border online shopping challenge by building in a total cost calculator that considers the value of the merchandise, shipping costs, customs duties and taxes, and providing this total “landed cost” to the buyer upfront before they make their purchase.

In addition to the Landed Cost service, PuntoMio also provides various other features to the cross border buyer that further facilitates their shopping experience.  PuntoMio offers a U.S. address, store and product recommendations, educational material such as relevant customs and shipping information by country, U.S. price comparison tool comparing merchant pricing and buyer ratings, and complete visibility and tracking of all purchases.

Merchant Solutions
PuntoMio provides an integration free technology platform for online merchants allowing them to expand internationally without changing their technology or operational processes.  This exclusively licensed technology allows localized checkout experience in both language and currency, localized checkout with local address formats, defined export/import restrictions and compliance by country, and international credit card fraud screening.

Sales and Marketing

In 2009, PuntoMio grew its client based primarily through its relationships with major banks who offer their credit card clients a U.S. address and facility as a value-added benefit.  This value-added service enhances customer loyalty and retention for banks as well as provides them an additional revenue stream as their customers are more confident shopping on U.S. online merchant sites.  PuntoMio has co-marketing partnerships with major regional banks and financial institutions in Latin America.   In the 4th quarter of 2009, PuntoMio launched a private label service for clients of American Express in Europe and the Middle East.   During the first half of 2010 PuntoMio expects to finalize agreements with other major banks in the Latin America Caribbean region, and will continue to grow its strategic relationship with American Express and other banks in Europe, Africa and Middle East.

The Company markets its cross border private mail delivery service into Latin America and Caribbean as a wholesaler in Europe and the U.S. by soliciting business from European Postal Administrations and international mail consolidators who sell their international mailing service directly to the producers of the mail. The Company also markets its international mail delivery and distribution service on a retail basis directly to publishers, printers, financial institutions and direct marketers in Latin America thru its local sales representatives and delivery service partners.

Intellectual Property

Our intellectual property includes trademarks related to our brands, products and services, trade secrets, and other intellectual property rights and licenses of various kinds.  We seek to protect our intellectual property assets through trademark and other laws of the U.S. and other countries of the world, and through contractual provisions.

We consider the Company’s trademarks including PuntoMio® and SkyPostal®  to be valuable to the Company and we have registered these trademarks in the U.S. and other countries throughout the world and aggressively seek to protect them.

Industry and Competition

International wholesale mail delivery is intensely competitive and includes the U.S. Postal Service and many of the postal administrations in Latin America, many wholesale companies that typically focus on specific markets and smaller wholesalers that typically serve a single country.  National postal administrations also provide similar services that compete with the Company.

The Company’s wholesale private postal service was affected by the current global economic downturn and the overall drop in mail volumes as experienced by the USPS.  The decline in direct marketing and increased use of electronic media for online banking and migration of publications from hard copy to internet form have eroded the Company’s traditional mail business.  As a consequence, the Company eliminated a large amount of low margin business by increasing pricing and has repositioned itself to take advantage of online retail delivery demand to Latin America, Middle East and Europe from U.S. e-tailors through the international parcel post product and PuntoMio initiatives.

Based on the following trends, the Company believes its future growth and business opportunity lie with persons using cross border online retail services.

●
In their 2009 4th quarter earnings report, the United Postal Service “UPS”, a public U.S. company, attributed significant online retail sales growth to their “stronger-than-expected” results.  UPS international package revenue grew 6% during 4th quarter 2009 compared to 4th quarter 2008.

●
According to September 2009 online statistics from internetworldstats.com, Latin America represents 9% of total world population but its Internet users only represent 3% of the world population.  Compare this to the mature North American audience where North America represents 5% of total population and its Internet users represent 4% of total population.

●	A January 2009 eMarketer article states the number of Internet users in Latin America is growing quickly due to availability of affordable computers and increased broadband.

●
Based on comScore’s February and November 2009 presentations, Brazil and Mexico are the two fastest growing Internet markets in Latin America and comprise a high percentage of total global page views.  In the same presentations, comScore concludes, “E-commerce and online retail still have a long way to go and could represent a terrific long-term opportunity for new players in this space.”

●
In comScore’s November 2009 presentation, the largest increase of internet use occurred in Middle East at 79%, Latin America at 28%, and Asia Pacific at 22%.  The top four countries by hours on the Internet are U.S. at 43, Canada at 32, Turkey and Israel both at 30 hours per month.

A July 2009 PayPal article explained that the top three reasons online shoppers abandon their carts are to high shipping charges, desire to comparison shop and lack of funds.  PuntoMio resolves these obstacles by calculating the total landed cost for the customer upfront, offering lower shipping cost via the international parcel post service, and the option to comparison shop with online tools such as PriceGrabber.  PuntoMio is designed to be the only website an international shopper needs to facilitate all their online purchases from U.S. e-tailors.  The Company provides its partners and e-tailors all they need to successfully launch an international shopping service, including consistent promotional offers to existing customers to promote year-round shopping and product expansion.

The logistics solutions industry is fragmented at this time.  There is no single e-commerce “landed cost” logistics solution that has dominant position for both business and consumer.  This gives PuntoMio an opportunity to build on its competitive strengths,  including its brand awareness, banking and e-Merchant relationships, and its extensive low cost parcel post delivery network and customer service capability, to emerge as an industry leader within its target business to cross border shoppers visiting U.S. merchant websites.  PuntoMio is the only significant provider of e-commerce logistic landed cost solution with comprehensive Latin American coverage especially in the three key markets of Brazil, Mexico, and Argentina.

Potential competitors such as FedEx, UPS, and DHL have significantly greater financial, technological and managerial resources and greater name recognition than the Company.  Many of these companies are better capitalized than the Company, which may enable them to increase market share in periods of economic downturn and higher petroleum prices.  At this time, competition from these major couriers is not significant because they do not target the home delivery and customs complexities for United States merchants and cross border online shoppers.  Furthermore, Management believes that the major couriers tend to avoid consumer accounts because the market is too small to justify entry and costs of delivering to residential areas are relatively high, especially into Latin America.  However, competition from major couriers may become more significant as the volume of e-commerce and related deliveries grow.

Employees

At December 31, 2009, the Company had 33 employees, of which 22 were based in the U.S. and the balance is based internationally.  Those based abroad assist the Company with clearance and deliveries and a few are dedicated to IT work such as routine programming needs for the Company.

Corporate History and Recent Developments

On April 15, 2008, Omega United, Inc. (“Omega”) entered into and closed an agreement concerning the exchange of securities between Omega and SkyPostal, Inc. and its security holders (the “Securities Exchange”).  Pursuant to the Securities Exchange, Omega issued 29,000,000 shares of common stock for all of the issued and outstanding common stock of SkyPostal.  On July 25, 2008, Omega changed its name to SkyPostal Networks, Inc. (the “Company”).  Prior to the Securities Exchange Agreement, Omega had no significant operations, assets or liabilities.  Prior to the 2008 Securities Agreement, SkyPostal, Inc. conducted substantially the same business and management as after the agreement.

On January 28, 2009, the Company executed an engagement letter with Falcon International Consulting Limited (“Falcon Consulting”) under which Falcon Consulting would, on a best efforts basis, raise up to $2 million through the sale of shares of common stock of the Company at $.10 per share (the “2009 Private Placement”). The Company received proceeds of $836,443 net of placement fees paid to Falcon Consulting and others, for the purchase of 9,630,000 shares of common stock.  The proceeds from the 2009 Private Placement have been used to support the development of the Company’s subsidiary, PuntoMio.  PuntoMio is an online cross border shopping facilitator that began operations in 2008.

On February 27, 2009 the Company acquired seventy percent of the common stock of Logistics Enterprises, Ltda (“LEL”), a Colombian company engaged in retail mail distribution and related activities.   The acquisition of LEL was a strategic acquisition to lower operating costs, shorten delivery times to Latin America, consolidate greater tonnage and thereby achieve better line haul rates and generally improve the Company’s competitiveness in the Latin American market. LEL’s operating facility in the customs Free Zone near Bogota’s International Airport has become a principal sorting and handling facility and has replaced a significant amount of the sorting capacity at the Miami facility. Using the Bogota facility provides the Company with lower rental and labor costs. The combination of facilities in Newark and Bogota allows the Company to deliver mail originating in the U.S. approximately two days faster than competitors.  Bringing South America bound tonnage to Bogota allows the Company to consolidate a greater percentage of its freight and thereby achieve lower line haul costs to most markets in South America.  In 2009, the Company concluded an agreement with the Colombian National Post office and has installed the post’s franking machines in its Bogota hub.  This allows the Bogota hub to process mail destined to delivery areas in the Latin American and Caribbean region not serviced by the Company’s hand delivery network, at much lower costs.

During third quarter 2009, the Company sold units at $1.00 per unit in a private placement.  The units were comprised of one preferred share of PuntoMio, its subsidiary, plus one warrant to purchase one common share of the Company, at an exercise price of $0.10 expiring July 1, 2012.  The Company sold 1,090,000 shares of PuntoMio preferred stock and 1,090,000 warrants for the Company’s common stock and received proceeds of $966,021 net of placement fees paid to Falcon Consulting.  In addition to the cash fee paid to Falcon Consulting, the Company issued Falcon Consulting 284,345 PuntoMio preferred shares for their efforts in connection with the private placement.  At December 31, 2009, all of PuntoMio’s common shares are held by SkyPostal Networks, Inc. and its preferred shares are issued and outstanding to Falcon Consulting, investors and a member of the Company's Board of Directors.

As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss of $4,263,796, in the twelve months ended December 31, 2009 and cash flow from operations has been negative for each of the last eight quarters through December 31, 2009. As noted by our independent registered public accountants, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

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

Risks Related to the Company

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations and as of December 31, 2009 the accumulated deficit was $24,299,296.  As of December 31, 2009, the Company’s current liabilities exceeded its current assets by approximately $2,813,593. Cash flow from operations has been negative for each quarter of 2009 and 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern, which was the opinion included in the report of SkyPostal Networks, Inc.’s independent registered public accounting firm in the financial statements for the year ended December 31, 2009, which are included herein.

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

The Company relies on its relationships with major state-owned and private postal operators and cannot be assured that these relationships will be sustained, in which event its revenue and any profitability would be reduced. SkyPostal Networks, Inc. has agreements with government postal services, such as La Poste, the French postal service, to deliver commercial mail into the Latin American Caribbean region.  The Company also delivers mail to the LAC for a number of large international mail consolidators. The agreements may generally be cancelled on 30 days notice and do not require any minimum quantities of mail to be delivered. There can be no guarantee that the level of future mail to be delivered from current clients will continue. A material decrease in tonnage from any of SkyPostal Networks, Inc. major mailers, or the loss of any of its larger clients, would reduce its revenue and related profitability. In addition, to the extent that new clients are added, whether following the loss of existing clients or otherwise, the Company may incur substantial start-up expenses in initiating services to new clients.

The Company’s growth is dependent on its ability to grow its subsidiary PuntoMio and increase its parcel business. To the extent that its customer base and its services continue to grow, this growth will place a significant demand on its managerial, administrative, operational and financial resources. Future performance and results of operations will depend in part on its ability to successfully implement enhancements to its business management systems and to adapt those systems as necessary to respond to changes in the business.

In the process of repositioning the Company on developing the PuntoMio online shopping and delivery business from the wholesale mail business, the Company may experience decline in revenues from the wholesale mail business.

The Company’s success is largely dependent on the skills, experience and efforts of Albert P. Hernandez, its Chief Executive Officer, and other key executive officers. The loss of one or more of the Company’s executive officers could have a material adverse effect upon its growth strategy and future business development, and therefore the value of your investment. The Company maintains a key man life insurance policy on Mr. Albert P. Hernandez.  Additionally, any failure to attract and retain qualified employees in the future could also negatively impact the Company’s business strategy.

Negative economic and political developments in the Latin American Caribbean region may reduce the Company’s revenue and any profitability. A large portion of the Company’s services are completed in LAC. As a result, the Company’s financial condition, results of operations and business may be negatively affected by the general condition of LAC’s regional economy, any devaluation of local currencies as compared to the U.S. dollar, as well as inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in the LAC region. Any of these events could reduce its revenue and any profitability.

Currency fluctuations or the devaluation and depreciation of local currencies could limit the Company’s ability to convert those currencies into U.S. dollars or reduce the amount of U.S. dollars received upon currency conversions. The Company bills certain of its European customers in British Pounds and incurs operating expenses in some LAC currencies.

Severe devaluation or depreciation of the currencies of countries in the LAC region may also result in governmental intervention, as has resulted in Venezuela, or disruption of international foreign exchange markets. This may limit the Company’s ability to transfer or convert those currencies into U.S. dollars and other currencies. To the extent that a foreign government institutes restrictive exchange control policies in the future, the Company’s ability to transfer or convert foreign currencies into U.S. dollars may be limited.

The price of crude oil steadily increased from 2002 to mid 2008, and most dramatically during the second quarter of 2008. The price of crude increased from approximately $90 per barrel in January 2008 to approximately $140 per barrel in July 2008.  Between July 2008 and January 2010 the price of crude generally decreased.  During the twelve months ending December 31, 2009, the price of crude oil fluctuated between $42 and $76 per barrel according to the Energy Information Administration.  Increases in crude oil prices affect the worldwide transportation industry, including the Company’s key air and ground delivery service providers.

The Company believes that its cost of line haul will continue to increase if petroleum prices rise, that it may not be able to pass on a portion or all of these costs to its customers and that the margin between revenue and delivery cost per kilogram may decline.  Any of these outcomes may negatively affect profitability, the ability of the Company to cover its fixed expenses, cash flow, earnings per share and the price of the Company’s stock, if and when a market develops.

The SEC extended the deadline for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 to smaller reporting companies to annual filings after June 30, 2010, therefore the Company’s first year of required compliance is as of December 31, 2010.  Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could prevent the Company from producing reliable financial reports or identifying fraud. In addition, shareholders could lose confidence in the Company’s financial reporting, which could have an adverse effect on its stock price.

Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude the Company from accomplishing these critical functions. The Company will be required to document and test its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of the Company’s internal controls over financial reporting and a report by its independent registered public accounting firm addressing these assessments. In February 2009, the Company hired a full time CPA to perform Controller and SEC reporting functions and to augment its internal control procedures, but there is no guarantee that these efforts will be adequate to achieve compliance with Section 404 of the Sarbanes-Oxley Act.

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

The Company needs to raise additional funds in the future. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the current stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the common stock and may have covenants that impose restrictions on the Company’s operations.  In addition, the Company has 3,287,166 warrants to purchase common stock outstanding, which if exercised, could dilute existing stockholders’ rights.  Finally, the Company has 688,046 shares awarded to non-executive employees and directors to be issued upon meeting the vesting schedule in each award agreement.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule required by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination, and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of the Company’s common stock, which may affect the ability of stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. In addition, the liquidity for the Company’s securities may decrease, with a corresponding decrease in the price of the Company’s securities. The Company’s shares, in all probability, will be subject to such penny stock rules for the foreseeable future and its stockholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stock has experienced numerous frauds and abuses that could adversely impact investors in the Company’s stock. OTC Bulletin Board securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTC Bulletin Board reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●
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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our Company headquarter is located in Miami, Florida and consists of 16,665 square feet of office and warehouse space.  In July 2009, the Miami lease was extended until June 2015 and PuntoMio operations were consolidated into the headquarter facility.   In addition, we lease 5,000 square feet in Newark, NJ whose lease will expire June 2010.  In Bogota, we lease facilities on a month to month basis.

Management believes that existing facilities are adequate to meet current requirements, and that suitable additional space will be available as needed to accommodate any further physical expansion of operations.

ITEM 3.	Legal Proceedings

As a condition of the Securities Exchange the Company entered into an understanding with Omega United’s principle shareholders to set up an escrow fund of $500,000 to be used for investor relations during the 12 months following the reverse merger with Omega. During 2008, the Company incurred $123,025 in investor relations expenses that reduced the escrow deposit balance and were charged to the Consolidated Statements of Operations. On September 18, 2008, the Company, in error requested the escrow agent, to transfer $149,975 from the escrow account to Crosscheck Media, an investor relations firm used by the Company. To date, Crosscheck Media has not produced any services for the Company.  As a result, the Company requested a refund of its deposit and when the refund was not received the Company began arbitration proceedings against Crosscheck Media.  In March 2009, the Company received $227,000 from the escrow account.

In June 2009, the Company was advised that Crosscheck Media filed for protection under the U.S. Bankruptcy laws.  Upon further review, the Company determined the recoverability of the deposit was unlikely and the deposit of $149,975 was fully reserved during the three months ended June 30, 2009. There has not been any change to the recoverability of the deposit and the balance remains fully reserved at December 31, 2009.

Except for the aforementioned matter, the Company is not party to any other legal proceeding.  The Company may become a party to various claims, legal actions and complaints arising in the ordinary course of business.  In the opinion of Management, there were no matters that would have a material adverse effect on the financial condition of the Company as of December 31, 2009 and 2008.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is listed on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “SKPN.OB”.  Until April 2008 there was no public market in the Company’s securities.  There has been a limited public trading market for our securities since then.  At December 31, 2009, there were 69,443,292 common shares issued and 69,123,292 shares outstanding that were held by approximately 285 stockholders of record. The following table sets forth the high and low closing sales prices for our common stock as quoted by OTC Bulletin Board for the periods indicated:

Year	Quarter Ended	Stock Price
		High	Low

2009	March 31, 2009	$0.34	$0.34
	June 30, 2009	$0.10	$0.10
	September 30, 2009	$0.15	$0.12
	December 31, 2009	$0.10	$0.10

2008	June 30, 2008	$1.46	$1.37
	September 30, 2008	$1.25	$1.10
	December 31, 2008	$0.23	$0.23

During the first raise in 2008, 2,197,166 Company warrants were issued to Falcon and certain bridge lenders as part of the transaction.  These warrants have an exercise price of $0.50 and expire on March 1, 2011.  In the 3rd quarter 2009 capital raise, 1,090,000 warrants were sold with an exercise price of $0.10 and expire July 1, 2012.

Dividend Policy

We have not paid dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

During the twelve months ended December 31, 2009, we have sold restricted securities exempt from registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption provided in Section 4(2) and Rule 506, there under as described below.

Name	Date of Sale	No. of Securities	Reason of Issuance

Quarter Three Capital Raise -Warrant holders	September 30, 2009	1,090,000 warrants for 1,090,000 shares of common stock exercisable at $.10 per share.
In consideration for $1 per unit consisting of one SKPN warrant attached to one PuntoMio preferred share.  The warrant was valued at $.16.  The monies were raised to fund PuntoMio working capital requirements.

Quarter One Capital Raise	March 31, 2009	9,630,000 common stock	In consideration for $.10 per share. The stock was sold to fund Company and PuntoMio working capital requirements.

Securities Authorized For Issuance Under Equity Compensation Plan

At December 31, 2009, under plans approved by the Board of Directors, the Company had outstanding to management, employees and directors stock grants of common stock, as shown below.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon vesting	Weighted-average price of outstanding unvested securities granted	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	688,046	$0.55	-

Of the 688,046 shares to vest in 2010 and 2011, none are attributable to executive officers.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion in conjunction with our audited consolidated financial statements, which are included elsewhere in this Form 10-K, and the special note on Forward Looking Statements appearing before Item 1. Business.  Management’s Discussion and Analysis and its plans of operation contain statements that are forward-looking.  These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors.  Actual results may differ materially because of the factors discussed in the subsection titled “Risk Factors,” which are located in Item 1A.

Company Overview

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

In October 2008, the Company activated PuntoMio, a subsidiary, to begin offering a new service. The new service enables non-U.S. resident internet shoppers to use PuntoMio as their mailing address for U.S. e-commerce websites. PuntoMio is a shopping facilitator for foreign online buyers which provides a U.S. address to buyers. This facilitates shopping on U.S. online merchant sites, wherein many e-tailers do not accept orders from foreign buyers. The PuntoMio service assists the buyers in finding products, price comparison, use of the U.S. address, transportation and customs clearance and delivery to the buyer’s home. It is a less costly alternative to the express carriers and more efficient than the international parcel post service offered by the world’s national postal services, since it provides a secured, online visibility of the parcel until delivery has taken place.

Given the conditions in international financial markets, which affect many companies, there can be no assurances of the Company’s ability to raise additional capital through the issuance of debt or equity securities in order to reduce or eliminate the continuing negative cash flow.

Acquisition

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

The acquisition of LEL has made it possible for the Company to consolidate its service facilities in Miami, further reduce staff in Miami and enable the Company to make greater use of competitive rates offered by Avianca Airlines to service its customer base in Latin America at lower operating costs. The acquisition also makes it possible for the Company to achieve certain competitive advantages with respect to delivery times to Latin America.

Effective March 1, 2009, for accounting purposes, the Company acquired 70% of the outstanding common stock of LEL in exchange for 400,000 shares of our common stock valued at $100,000.  Concurrent with the acquisition, the Company entered into an employment agreement with the seller and chief executive of LEL to serve as the General Manager of Colombian operations for three years.  In addition, as compensation to not compete with the Company for one year after any separation, the Company agreed to make 25 monthly payments of $4,000 commencing one month after closing.  The Company also has the right to acquire the remaining thirty percent shareholding in LEL at any time after March 1, 2011, based on a formula determined in part by LEL’s pre-tax earnings for the preceding twelve months.

Sale of Preferred Stock  in Subsidiary

During third quarter 2009, the Company sold units at $1.00 per unit in a private placement.  The units were comprised of one preferred share of PuntoMio, its subsidiary, plus one warrant to purchase one common share of the Company, at an exercise price of $0.10 expiring July 1, 2012.  The Company sold 1,090,000 shares of PuntoMio preferred stock and 1,090,000 warrants for the Company’s common stock and received proceeds of $966,021 net of placement fees paid to Falcon Consulting.   In addition to the cash fee paid to Falcon Consulting, the Company issued Falcon Consulting 284,345 PuntoMio preferred shares for their efforts in connection with the private placement.  On September 30, 2009, the Company awarded 53,800 PuntoMio preferred shares valued at $45,192 to one of the Directors of the Board for services performed. At December 31, 2009, all of PuntoMio’s common shares are held by the Company and 1,428,145 preferred shares are issued and outstanding to investors, Falcon Consulting and a member of the Company’s Board of Directors.

PuntoMio’s preferred stock has $.001 par value, and 2,000,000 shares were authorized at December 31, 2009.  Upon any liquidation, dissolution or wind-up of PuntoMio, the holders of the preferred stock have preference to receive distribution before any payment is made to common stock holders. They also have preference to any dividends that may be declared.  The preferred stockholders have an  equal equity interest to PuntoMio as common stockholders, but do not have voting rights.  Accordingly, the allocation of the equity interest is 75.9% to SkyPostal Networks, Inc. and 24.1% to the preferred stockholders as of December 31, 2009.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operation is based upon our consolidated audited financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”).  The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the condensed consolidated financial statements.  We believe that the following critical accounting policies reflect the more significant estimates and assumption used in the preparation of the condensed consolidated financial statements.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board.  In addition, there are other items within our consolidated financial statements that require estimation, but are not deemed critical as defined above.  Changes in estimates used in these other items could have a material impact on our consolidated financial statements.

Reclassification

Certain reclassifications of amounts previously reported have been made to the accompanying audited  consolidated financial statements in order to maintain consistency and comparability between periods presented.

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

In April 2008, Omega entered into a reverse merger with SkyPostal, Inc.  The merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public shell continuing only as passive investors. The SEC staff’s rules indicate that these transactions are to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the private company issuing stock for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded.

Accordingly, for accounting purposes, SkyPostal Networks, Inc., formerly Omega, is treated as the acquirer and the historical financial statements presented herein are those of SkyPostal Networks, Inc.

Business Combinations

Effective March 1, 2009, the Company acquired 70% of the outstanding common stock of LEL.  The acquisition was accounted for using the acquisition method. The acquisition method is required to be used on all events where a business obtains control over another business. The acquisition method establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interests in the acquiree, and goodwill acquired in a business combination or a gain from a bargain purchase. The consolidated financial information presented includes the accounts of LEL as of March 1, 2009. See Note 5- Business Combinations. See Non-controlling Interest accounting policy below.

Loss Per Share

Basic loss per share is presented on the face of the condensed consolidated statements of operations. Basic loss per share is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during each period. Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Due to the Company’s losses from continuing operations, dilutive potential common shares in the form of warrants and unvested common stock awards were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

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

Fair Value Measurements

The Company has determined the estimated fair value amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the condensed consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. See Note 12- Fair Value Measurements.

Non-controlling Interests

In December 2007, the Financial Accounting Standards Board (“FASB” issued guidance that changed the accounting and reporting for non-controlling interests, which is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The guidance was effective for the quarter ended March 31, 2009 for the Company and requires retroactive adoption of its presentation and disclosure requirements. The guidance requires the Company to report net income attributable to the non-controlling interests separately on the face of the condensed consolidated statements of operation. Additionally, the guidance requires that the portion of equity in the entity not attributable to the Company be reported within equity, separately from the Company’s equity on the condensed consolidated balance sheets. The adoption did not have any impact on the Company’s financial position, results of operations or cash flow.

The 30% non-controlling interest in the LEL was accounted for in accordance with the acquisition method. The Company reported the non-controlling interest in the consolidated financial statements as required by U.S. GAAP. The determination of the fair value of the non-controlling interest due to the acquisition of LEL is described in Note 5-Business Combinations.

Effective September 30, 2009, the Company sold preferred equity interests in its wholly owned subsidiary SkyShop Logistics dba “PuntoMio”.  The preferred, non-controlling equity interest in PuntoMio was accounted for as additional paid in capital.  No gain was recognized on this sale.

Software Product Development Costs

Software product development costs incurred prior to reaching technological feasibility are expensed. We have determined that technological feasibility of the software is not established until substantially all product development is complete.

Revenue Recognition and Cost of Delivery

Revenue is recognized upon receipt and verification of mail and parcel weight and destination by country.

Cost of delivery is comprised of air and ground line haul costs, clearance costs, postage, hand delivery costs and recognized when incurred.

Currency Translation Policy

The local currency is the functional currency for LEL, the Company’s recently acquired operation located in Colombia. For foreign currency functional locations, assets and liabilities are translated to the U.S. dollar at end-of-period rates while revenues and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income.

Contingencies

The Company accrues for contingent obligations, including legal costs, when the obligation is probable and the amount can be reasonably estimated.  As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the financial statements.  Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

Subsequent Events

During March 2010, the company entered into two convertible debt agreements to raise working capital and continue development of PuntoMio.

Falcon Consulting convertible debenture agreement - $500,000

On March 15th 2010, the Company entered into an agreement with Falcon Consulting to raise up to $500,000 through the sale of convertible debenture notes.  Falcon’s fee is comprised of a cash fee equal to 7% of the total amount raised.  Falcon will also receive 7% of any common shares sold upon conversion of the notes through July 15, 2010

As of March 26, 2010, the Company has entered into convertible note agreements with several shareholders of the Company totaling $310,000.  The terms of the convertible note agreements are:

●	The notes become due upon the earlier of July 15, 2010 or completion of a financing event in the amount of $4,000,000 or greater.
●	Annual interest rate of 2%, payable annually.
●	The convertible note holders have the option to convert the notes into stock of the Company at a conversion ratio of $.05 per $1.00 of principal outstanding.
●
The notes provide for a 20% warrant coverage with a strike price of $0.05 per share expiring March 15, 2011.  In the event $500,000 was raised and all note holders exercise their warrants, they would have the right to purchase up to 2,000,000 shares at $0.05 per share.

Convertible Bridge Loan Note $100,000

On March 8th 2010, the Company entered into a Loan agreement for $100,000.  Terms of the Loan Note are:

●	Discount granted at issuance of 3%.
●	Interest on the unpaid principal at 1.5% per month, payable monthly.
●	Maturity date May 7, 2010.
●	Company can prepay all or any part of principal without penalty.
●	Subject to lender concurrence, Company can extend the terms of the loan on a month to month basis at monthly interest rate of 1.5%.
●	Note is secured by SkyPostal, Inc.’s accounts receivable.
●	Lender may convert 100% of the note payable to Company’s common shares at $0.10 per share.

New Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”).  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.

Results of Operations

The following table sets forth, for the periods indicated, the Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations.

	Twelve Months Ended December 31,		Increase/(Decrease)
	2009	2008	Amount	Percent

NET REVENUES	$8,285,737	$9,078,365	$(792,628)	(8.7%)

OPERATING EXPENSES
Cost of Delivery	7,038,584	8,056,868	(1,018,284)	(12.6)
General and Administrative	4,483,557	4,604,087	(120,530)	(2.6)
Stock Based Compensation	258,865	1,549,631	(1,290,766)	(83.3)
Factoring Fees	-	92,036	(92,036)	(100.0)
TOTAL OPERATING EXPENSES	11,781,006	14,302,622	(2,521,616)	(17.6)

OPERATING LOSS	(3,495,269)	(5,224,257)	1,728,988	(33.1)

OTHER EXPENSES/(INCOME)
Interest	-	385,200	(385,200)	(100.0)
Provision for excess of value of put options
over the estimated fair value of shares	374,400	617,600	(243,200)	(39.4)
Provision for escrow deposit	149,975	-
Impairment of PDA GPS	231,295	-
Impairment of license agreement	76,160	-
Other	12,059	(66,902)	78,961	(118.0)
TOTAL OTHER EXPENSES/(INCOME)	843,889	935,898	(92,009)	(9.8)
Net (Loss)	(4,339,158)	(6,160,155)	1,820,997	(29.6)
Less: Net (Loss) attributable to the
noncontrolling interests	(75,362)	-	(75,362)
(Loss) attributable to the controlling interest	$(4,263,796)	$(6,160,155)	$1,896,359	(30.8)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,356,429	47,162,919	18,193,510	38.6
Effect of dilutive shares	-	-	-
Diluted	65,356,429	47,162,919	18,193,510	38.6

NET (LOSS) PER SHARE:
Basic	$(0.07)	$(0.13)	$(0.07)	50.1
Diluted	$(0.07)	$(0.13)	$(0.07)	50.1

Revenue

The Company generates revenue on the tonnage of mail and parcels delivered, measured in kilograms, based on the distance to deliver, contract terms for committed annual tonnage, tracking services and volume discounts.  Tonnage in the twelve months ended December 31, 2009 decreased by 17.3% compared to the twelve months ended December 31, 2008. The decrease in tonnage for the twelve months ended December 31, 2009 is primarily attributable to the deep economic recession and to the ongoing migration of mail to electronic alternatives.  However, the sharp decline in tonnage produced only an 8.7% decline in net revenues due to an increase of revenue per kilogram of 10.3% in the twelve months ending December 31, 2009.

Management believes that overall industry mail tonnage will slightly decrease while parcel volumes from the U.S. and Europe into Latin America will increase due to general demand increase for U.S. products resulting in an increase to PuntoMio’s customer base.  In addition, Management believes that higher margin business originating in Latin America and Caribbean will increase as the Company continues to build on new retail customers in the region.

The following schedule highlights the Company’s U.S. and foreign sourced revenue including the revenues of PuntoMio and LEL (since March 1, 2009), for the years December 31, 2009 and 2008:

	Twelve Months Ended December 31,				Change
		Percent of		Percent of
Region	2009	Total	2008	Total	Amount	Percent

U.S.	$4,258,115	51.4%	$5,180,954	57.1%	(922,839)	-17.8%
Foreign	4,027,622	48.6%	3,897,411	42.9%	130,211	3.3%
Total	$8,285,737		$9,078,365		(792,628)	-8.7%

Operating Expenses

Cost of Delivery. The total cost of delivery decreased as a function of sales, however on a per kilogram basis the expense increased by 5.6% compared with the same period in the prior year, largely reflecting the increased cost of business delivered into Europe during the first half of year.  The Company phased out lower margin business during the second half of the year and expects gross margins to continue to improve in the next twelve months.  Gross margin, net revenues less cost of delivery, increased 22.1% during the twelve months ended December 31, 2009 primarily due to better margin business and reduced delivery costs in the second half of the year.  Cost per kilogram will vary with the price of oil and the margin between revenue and delivery costs would be adversely affected by increases in oil prices.

General and Administrative. This expense decreased by $121,000 primarily due to cost containment of sales, marketing and travel expenses of $186,000; salary and consultant expense reductions of $88,000, decrease in bad debt expense of $51,000, and rent, maintenance, telephone expenses of $46,000.  These savings were partially increased by operational costs of $174,000 related to the Bogota and, New Jersey hubs and an outsourced Brazilian customer service center that did not exist during the twelve months ended December 31, 2008.   In addition, the Company accounted for $45,192 of PuntoMio preferred shares issued to a member of the Board of Directors as General and Administrative Expense.

Stock Based Compensation. This expense decreased by $1.29 million during the twelve months ended December 31, 2009 primarily due to the decrease in employee and director stock grants for service.  In 2009, the Company only granted 300,000 shares subject to three year vesting schedule to one new employee wherein 2008, 2,135,226 shares were granted to employees and directors subject to two year vesting schedule.  In 2009, except for 300,000 shares granted to a new employee, there were no other employee grants of stock compensation.  In addition, the 2009 non-cash charge decreased due to forfeitures of stock grant that took place in the third and fourth quarters of 2009.

Factoring Fees. The Company did not utilize its line of credit financing facility during the twelve months ended December 31, 2009, thus incurred no interest expense nor factoring fees.

Other Expenses

Interest. The Company had no interest bearing debt during the twelve months ended December 31, 2009.

Revaluation of Put Option Liability. The Company records a mark to market adjustment every reporting period to adjust the fair value of the put option liability (see Put Option and Non-compete Agreements below).  During the twelve months ended December 31, 2009, the stock price of the Company was less than the $1.00 exercise price of the put option resulting in a net charge to earnings of $374,400.  During the twelve months ended December 31, 2008, the stock price was also below the $1.00 exercise price resulting in a net charge to earnings of $617,600.

Other Expenses increased by $536,000 during the twelve months ended December 31, 2009 primarily due to a reserve of $149,975 recognized for a deposit unlikely to be returned to the Company by Crosscheck Media (see Item 3. – Legal Proceedings) and, based on Management’s analysis, the write-off of PDA-GPS software development project that was determined to by fully impaired in the amount of $231,295.  In addition, based on Management’s analysis, the remaining book value of the License Agreement was impaired and $76,160 charged to other expenses.

Net Income (Loss) Attributable to the Non-controlling Shareholders

This amount is the portion of earnings in LEL and PuntoMio attributable to the non-controlling shareholders whom hold 30% common equity and 24.1% preferred equity interest in those subsidiaries, respectively. The Company acquired a 70% interest in LEL effective March 1, 2009.  The change of the Company’s equity interest in PuntoMio from 100% to 75.9% occurred effective September 30, 2009 as a result of the third quarter capital raise for PuntoMio.

Put Option and Non-Compete Agreements

The Company entered into a and a Non-Compete agreement with the same shareholder on April 1, 2007, referred to herein as the “Put Option” agreement and “Shareholder Non-Compete” agreement.  The Put Option liability is adjusted on a quarterly basis determined by the market share price on the reporting date.  During the 12 months ending December 31, 2009 and 2008, the Company recognized an expense of $374,400 and $617,600, respectively,  related to the put option agreement.  The Company has paid down a portion of the shareholder Non-Compete and at December 31, 2009 and 2008, the total due to Shareholder Non-Compete is $434,633 and $598,500, respectively.

In addition, the Company has a non-compete with LEL’s shareholder referred to as the LEL’s minority shareholder, referred to as the “LEL Non-Compete”.  As compensation for the minority shareholder agreeing not to compete with the Company for one year after any separation, the Company agreed to make 25 monthly payments of $4,000 commencing one month after closing of the LEL acquisition.  At December 31, 2009, the liability related to the LEL Non-Compete agreement was $72,004, of which $56,004 is classified as current and $16,000 is non-current.

Please refer to Note 9 - Commitments and Contingencies of the Consolidated Financial Statements for a full discussion of information regarding the Put Option and Non-Compete Agreements.

Liquidity

The Company’s primary recurring source of liquidity is the cash provided through its on-going operations.  Proceeds from additional sales of equity securities over the last two years have been used for the development of new products and services, operating losses and for corporate working capital needs.  For the twelve month period ended December 31, 2009, cash decreased by $272,942 compared to an increase of $308,604 during the same period for 2008.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Twelve Months Ended December 31

Net cashed provided (used) by operating activities	2009	2008
Operating activities	$(2,076,362)	$(6,738,556)
Investing activities	(7,409)	(239,224)
Financing activities	1,817,464	7,286,384

The cash used by operating activities in 2009 of $2.1 million was primarily due to the net loss incurred of $4.2 million adjusted for decrease in intangibles and other assets, decrease in accounts receivable, revaluation of the put option liability, and stock compensation expense of approximately $597,000, $433,000, $374,000 and $259,000 respectively.

The cash used by investing activities in 2009 was primarily due to $19,162 of computers and other fixed assets acquired during the twelve months ended December 31, 2009 less the cash on the balance sheet from the acquisition of LEL of $11,753.

The cash provided by financing activities in 2009 and 2008 was primarily due to the Company’s private placements of equity securities (see further discussion in Private Placements subsection below).

Financial Condition

As of December 31, 2009, the Company had no interest bearing indebtedness, but as described in Note 9. –Commitments and Contingencies, the Company has failed to make scheduled payments totaling $434,633 due on the Shareholder Non-Compete agreement.  The Company also owes $8,000 to another shareholder for the LEL Non-Compete. In 2008, two put options, each comprised of 160,000 shares, were put to the Company.  The Company paid $320,000 to satisfy the two puts and has 320,000 shares in treasury stock.   The agreements do not provide for any significant remedies for the counterparty in the event of non-payment.  In Management’s opinion the failure of the company to make payments on the Shareholder Non-Compete will not have an adverse effect on the Company’s business, financial condition or liquidity.  Neither the Put Option nor the Shareholder Non-Compete bear any interest penalty on the unpaid portion.

Private Placements

On January 28, 2009, the Company executed an engagement letter with Falcon International Consulting Limited (“Falcon Consulting”) under which Falcon Consulting would, on a best efforts basis, raise up to $2 million through the sale of shares of common stock of the Company at $.10 per share (the “2009 Quarter One Private Placement”). The Company received proceeds of $836,443 net of placement fees paid to Falcon Consulting and others, for the purchase of 9,630,000 shares of common stock, as more fully described in Note 13-Common and Preferred Stock.  The proceeds from the 2009 Private Placement have been used to support the development of the Company’s subsidiary, PuntoMio.  PuntoMio is an online cross border shopping facilitator.

During third quarter 2009, the Company sold units comprised of one preferred share of PuntoMio, its subsidiary, plus one warrant to purchase one common share of the Company, at an exercise price of $.10 expiring July 1, 2012, at $1.00 per unit in a private placement. The Company sold 1,090,000 shares of PuntoMio preferred stock and 1,090,000 warrants for the Company’s common stock and received proceeds of $966,021 net of placement fees paid to Falcon. In addition to the cash fee paid to Falcon, the Company issued Falcon 284,345 PuntoMio preferred shares for their efforts in connection with the private placement. At December 31, 2009, PuntoMio has 5,928,145 common and preferred shares issued and outstanding.  At December 31, 2009, the Company has a 75.9% common equity interest ownership in PuntoMio and preferred shareholders have a 24.1% non-controlling interest in PuntoMio.

Last year, from March 7, 2008 through October 21, 2008, the Company sold 20,741,948 shares of its common stock for $10,370,974, or $.50 per share. The Company sold 80,000 shares for $40,000 in the fourth quarter of 2008. This Private Placement was arranged by Falcon Capital, LLP (“Falcon”). Mathijs van Houweninge, a Director of the Company, was Partner of Falcon until December 31, 2008 when he resigned. Falcon received a cash fee of 10% of the total funds raised and was granted warrants to purchase shares of the Company’s common stock equal to 10% of the number of shares sold. Each warrant entitles the holder to purchase a share of the Company’s common stock at an exercise price of $.50 during an exercise period of three years from the day a stock subscription agreement is paid in full. Falcon is entitled to receive approximately 2,000,000 warrants. A description of the use of proceeds as of December 31, 2008 is shown below.

Use of Proceeds	Amount
Payment of accounts payable and operating expenses	$6,490,237
Repayment of loans and notes from stockholders	438,317
Repayment of other loans and notes	932,355
Exercise of put option and non-compete payments	456,500
Listing and private placement related expenses	1,553,565
Escrow deposit in connection with investor relations services	500,000
Total	$10,370,974

Capital Expenditures

In 2009, capital expenditures, net totaled $7,409.  In 2008, capital expenditures totaled $239,224, which includes $170,000 in capitalized expense for the development of the Company’s PDA GPS software.  The entire capitalized expenditures for the PDA GPS development  software of $231,295 was written-off during  the 4th quarter 2009.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.  However, risk factors relating to the Company and Company’s securities are described under “Item 1A Risk Factors.”

ITEM 8.	Financial Statements and Supplementary Data

See Consolidated Financial Statements and Schedules in Item 15 below.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A (T).	Controls and Procedures

(a)	Evaluation of Disclosure Control and Procedures

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 or the Exchange Act under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal  Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

In our Form 10-K for the period ending December 31, 2008, we identified the material weaknesses noted below.  During 2009, Management, under the guidance of the Audit Committee, remediated each material weakness as described below.  As of December 31, 2009 Management concluded that our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following control deficiencies that represented material weaknesses in our 2008 Annual Report on Form 10-K, as amended by Form 10-K/A filed on April 24, 2009.  During 2009, Management invested significant resources to remediate all the identified material weaknesses.  Below are the 2008 identified material weakness and how Management remediated them during 2009.  As of December 31, 2009 all the identified material weaknesses have been remediated and Management continues to implement processes and procedures to identify and remediate weaknesses over financial reporting as they are identified.  No additional material weaknesses were identified as of March 31, 2010.

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

The Company has completed a risk assessment, which is the first phase of the necessary work to improve internal controls over financial reporting and comply with Sarbanes-Oxley. In addition, the Company has taken the following actions to address material weaknesses in controls and procedures outlined on page 23 and 24 of our 2008 Form 10-K:

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

●         Company Action - In February 2009, the Company hired its first fulltime Controller. This executive is a CPA who previously worked at Grant Thornton. Her primary responsibility is to ensure our accounting and financial reporting comply fully with U.S. GAAP and SEC requirements for smaller reporting companies. She also has significant experience in developing and implementing controls and procedures consistent with the requirements of Sarbanes-Oxley Section 404.

●         Company Action - Effective June 1, 2009, the Company engaged on a consulting basis a former Partner of a Big 4 accounting firm with extensive experience in addressing complex and technical transactions to assist the Company with technical transactions, external reporting and enhancement of our internal control environment over financial reporting.  This Consultant assisted in the preparation and review of our Form 10-Q for the periods ending June 30, 2009 and September 30, 2009.  For the period ending December 31, 2009, Management engaged another firm also with previous Big 4 and extensive SEC technical accounting experience to ensure complete disclosure and correct presentation as required by the SEC for smaller reporting companies.

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

●         Company Action — In November 2009, the Company issued a revised employee handbook that addresses the guidelines and policies that address sexual harassment, conflicts of interest, confidential information and trust regulations as well as the Foreign Corrupt Practices Act.  All employees were required to attend a presentation regarding the November 2009 revised employee handbook and sign an acknowledgement form as evidence of their attendance.  Management will continue to hold this presentation annually to continue to educate the employees and foster good corporate citizenship.

(iii)
We did not maintain effective control over certain spreadsheets utilized in the period-end financial reporting process. Specifically, we lacked effective controls related to the completeness, accuracy, validity, and security (restricted access and data security) of consolidation spreadsheet schedules that report revenue, expenses, assets, liabilities and stockholders’ equity. This control deficiency did not result in audit adjustments to the 2009 nor 2008 interim or annual consolidated financial statements.  This control deficiency could result in a material misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Based on Management’s actions described below, Management deems the deficiency fully remediated and no longer constitutes a material weakness in our financial reporting.

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

(iv)
We did not maintain effective controls over access to and maintenance of financial data. Specifically, financial and non-financial data is stored on non-networked laptops and hard drives instead of a central data storage site at our headquarters’ location. Furthermore, management lacks data retention policies and processes that ensure the security and availability of current and historic data.  Based on Management’s actions and facts described below,  Management deems the deficiency fully remediated and no longer constitutes a material weakness in our financial reporting.

●         Company Action — Every Company computer, including laptops, used for financial reporting are password restricted. In addition, the Company has implemented automatic daily backup for all computers containing schedules and other data used for financial reporting.

(v)
We did not maintain effective controls over the design and maintenance of the headquarters general ledger application. Inadequate maintenance of the headquarters general ledger is manifest in the lack of change management policies, absence of data maintenance plans, and absence of backup/recovery procedures. Furthermore, ongoing monitoring of security and access control is absent. This control deficiency did not result in audit adjustments to the 2009 nor 2008 interim or annual consolidated financial statements. Based on Management’s actions and facts described below, Management deems the deficiency fully remediated and no longer constitutes a material weakness in our financial reporting.

●         Company Action — The Company’s general ledger system is an off the shelf commonly used application with no customization. The Company maintains its general ledger system on a server kept in a secured server room with limited access. The general ledger application is backed up daily and data restoration tests have been successful. Access to make any changes to the general ledger was severely restricted during the third quarter 2009 and is password protected. Only accounting personnel have access to make changes to the Company’s general ledger and only those changes within the scope of their responsibility. Other personnel with a need to see reports from the general ledger system possess view-only access.

(vi)
We did not maintain effective controls over segregation of duties. Specifically, certain key financial accounting and reporting personnel had an expansive scope of duties that allowed for the creation, review, approval and processing of financial data without independent review and authorization for preparation of consolidation schedules and resulting financial statements and related disclosures. This control deficiency did not result in audit adjustments to our 2009 nor 2008 interim or annual consolidated financial statements. Based on Management’s actions described below, Management deems the deficiency fully remediated and no longer constitutes a material weakness in our financial reporting.

●         Company Action — The Company has developed and implemented a system of reviews where all schedules that materially impact financial reporting are reviewed by an appropriate member of Management on a monthly basis to ensure validity, completeness and accuracy. No one person at the Company has the right to create, approve and execute financial transactions. The Company requires all transactions to be approved by an appropriate member of Management and the accounting entry for the transaction is completed by a non-member of Management supporting proper segregation of duties and preventing errors or fraud. As of March 31, 2010, the Company has not found any evidence of fraud or malfeasance.

Except for the remediation disclosed above, there were no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The continued monitoring of the described initiatives is among our highest priorities. Our Audit Committee will continually assess the progress and sufficiency of these initiatives and we will make adjustments as and when necessary. As of the date of this report, our Management believes that the plan referred to above has remediated the material weaknesses in internal control over financial reporting as described above.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B.	Other Information

The following information was filed in a Form 8-K with the SEC during the fourth quarter of 2009 and through March 31, 2010:

● On January 27, 2010, the Company announced it had been awarded the exclusive contract for La Poste, the French postal service, to deliver mail into Latin America.

● On December 17, 2009, the Company announced a co-marketing partnership for PuntoMio, the Company’s subsidiary, with Garanti Bank, who represents American Express Card members in Turkey, under the name Global Shop.

● On November 20, 2009, SkyPostal Network reported the Non-Executive Director, Mr. David Fineman, resigned from the Company’s Board of Directors effective November 17th, 2009 due to conflict of interest from serving on the DHL Global Mail (DHLGM) board that he began to serve on May 1, 2009.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are our directors and executive officers, their ages, their positions with the Company, their business experience during the past five years or more, and additional biographical data.

Name	Age	Position	Director Since	Serves Until
Albert Hernandez	61	Chairman and Chief Executive Officer	2008	2011
AJ Hernandez	39	Chief Financial and Chief Operating Officer	2008	2011
Chris Weber	62	Director of European Operations	2008	2011
David Fineman*	64	Director	2008	Nov. 2009
Florian Schubauer	31	Director	2008	2010
Jose Misrahi	52	Director	2008	2012
Mathijs van Houweninge	43	Director	2008	2012

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

A.J. Hernandez has served as the Chief  Operating Officer of the Company since its inception and as the Chief Financial Officer since December 2008. From 2001 until March 2008 he served as the Chief Operating Officer of SkyPostal, Inc. From 1993 to 2001 he served in executive positions with SkyBox Services, Inc., a company providing a US address facility to enable upscale Latin American residents to receive mail, catalogues and Internet purchases via a mail warehouse facility in Miami, Florida. AJ Hernandez is the son of Albert Hernandez.

Christian J. Weber has been responsible for all of sales and service in Europe for SkyPostal since 2002. From 1981 to 2002 he was Managing Director of SkyNet Worldwide Express and SkyMail UK, Ltd., international delivery companies.

Mathijs van Houweninge has served as a Director of the Company since its inception. From 2005 to December 2008 he served as a partner in Falcon Consulting. From 1990 to 2003 he served in executive positions in a software consultancy company that he eventually sold to Orvida of Holland. He is a member of the Board of Cyber City, USA and a member of the Advisory Board Private Equity for Triodos in the Netherlands.

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

Jose Misrahi has served as a Director of the Company since its inception. Since 2006 he has been the Chief Financial Officer of Facey Commodity Company Limited, a multi-national company operating in 29 countries. From 2003 to 2006, Mr. Misrahi was a Managing Director of Vaupen Financial Advisors, a boutique investment bank. From 1992 to 2002, he served as Vice President, Finance for the Cisneros group of companies, a $3 billion multinational group with extensive media and communications holdings.  Mr. Misrahi is a CPA and is head of our Audit Committee.

S. David Fineman served as a Director of the Company since its inception until November 2009. He is currently the Senior Partner of Fineman, Krekstein & Harris, a law firm in Philadelphia, Pennsylvania, and has been since 1998. From 1995 to 2004 he served on the Board of Governors of the U.S. Postal Service and served as Chairman from 2001 to 2004.  Mr. Fineman resigned from the Board of Directors effective November 17, 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Each of our executive officers and directors failed to file Form 5 – Annual Statement of Beneficial Ownership of Securities by the due date of February 15, 2010.  All forms were filed on March 26, 2010.

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

Committees of the Board of Directors

The Board of Directors has established several committees to assist it in fulfilling its responsibilities:

● The Audit Committee (comprised of Messrs. Misrahi, Schuhbauer, and Fineman);
● The Compensation Committee (comprised of Messrs. Schuhbauer, Misrahi, and van Houweninge);
● The Governance and Nominating Committee (comprised of Messrs. Schuhbauer, van Houweninge and Albert P. Hernandez)

All of the members of the committees are nominated by the Governance and Nominating Committee and appointed by the Board of Directors. Members of these committees are elected annually at the Board of Directors’ meeting following the annual meeting of stockholders.  All compensation paid or accrued for the members of the Company’s Board of Directors are reported on under Item 11. Executive Compensation subsection Director Compensation.

ITEM 11.	Executive Compensation

Compensation of Executive Officers

The following summary compensation table sets forth information concerning the total cash and non-cash compensation paid to or accrued for the three named executive officers for the fiscal year ended December 31, 2009.

Name and Principal Position	Paid and Accrued Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Albert P. Hernandez
Chief Executive Officer and
Chairman of the Board	$206,730	$—	$—	$—	$30,636	$237,366
A.J. Hernandez
Chief Operating and
Financial Officer	185,616	—	—	—	17,178	202,794
Chris Weber
Director of European Operations
Director on the Board of Directors	$102,000	$—	$—	$—	$3,935	$105,935

The following summary compensation table sets forth information concerning the total cash and  non-cash compensation paid to or accrued for the three named executive officers for the fiscal year ended December 31, 2008.

Name and Principal Position	Paid and Accrued Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Albert P. Hernandez
Chief Executive Officer and
Chairman of the Board	$198,338	$—	$430,696	$—	$—	$629,034
A.J. Hernandez
Chief Operating and
Financial Officer	159,339	—	391,121	—	—	550,460
Clement Harary
Former Chief Financial Officer	$109,138	$—	$50,000	$—	$—	$159,138

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

In November 2008 Albert and A.J. Hernandez agreed to defer 35 and 30 percent of their base salaries, respectively, until such time as the Company’s cash flow permits the payment of their full salaries in cash.  In October 2009, Albert and AJ Hernandez agreed to defer their salaries to 45 and 37 percent, respectively, until such time as the Company’s cash flow permits the payment of their full salaries in cash.

Under the employment agreement dated August 1, 2006 between the Company and Mr. Albert P. Hernandez, he is entitled to receive upon termination of employment without cause following a change of control a lump sum payment equal to the greater of: (1) the balance of his salary for the remainder of the existing term of his employment agreement or (2) 150 percent of his annual salary as then in effect.  He is also entitled to receive the benefits covered in the agreements for two years following such termination.

Under the employment agreement dated August 1, 2006 between the Company and Mr. A.J. Hernandez, he is entitled to receive upon termination of employment without cause following a change of control a lump sum payment equal to 100 percent of his salary, bonus and benefits for the year preceding the termination.

Assuming that the triggering event in question occurred on December 31, 2009, the estimated payments due each executive are shown below.

Executive	Salary	Benefits	Total
Albert P. Hernandez	$300,000	$78,043	$378,043

A.J. Hernandez	$175,000	$20,190	$195,190

Mssrs. Hernandez do not have any rights to options, shares with accelerated vesting or restricted shares in the event of a change in control.

Director Compensation

In 2008, the four non-executive directors and Mr. Weber received no cash compensation for their board services but were entitled to expense reimbursement for reasonable expenses incurred to attend board meetings. In 2008, these five directors were each granted 135,000 shares of common stock with monthly vesting over a two year period from the date of grant. At the time of grant a share was valued at $1.29 or $870,750 in total and this amount is being expensed over the two year vesting period.

During 2009, no additional stock was granted to the Directors except, Mr. van Houweninge was granted 53,800 preferred shares of the Company’s PuntoMio subsidiary for service to PuntoMio.  These shares were valued at $.84 each for a preferred stock grant of $45,192 based on an independent third party appraisal. In addition, $22,500 and $17,000 was accrued for Mssrs. Jose Misrahi and David Fineman, respectively, for their services as Directors.  Of these amounts, $5,000 was paid to each during 2009.

The Director compensation for 2009 is shown below.

Director	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
Albert P. Hernandez	$—	$—	$—	$—	$—	$—	$—
A.J. Hernandez	—	—	—	—	—	—	—
Christian J. Weber	—	—	—	—	—	—	—
Mathijs van Houweninge	—	—	—	—	—	45,192	45,192
S. David Fineman	17,000	—	—	—	—	—	17,000
Florian M. Schuhbauer	—	—	—	—	—	—	—
Jose Misrahi	$22,500	$—	$—	$—	$—	$—	$22,500

The Director compensation for 2008 is shown below.

Director	Fees earned or paid in cash	Stock awards (b)	Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
Albert P. Hernandez (a)	$—	$—	$—	$—	$—	$—	$—
A.J. Hernandez (a)	—	—	—	—	—	—	—
Christian J. Weber (a)	—	174,150	—	—	—	—	174,150
Mathijs van Houweninge	—	174,150	—	—	—	—	174,150
S. David Fineman (c)	—	174,150	—	—	—	—	174,150
Florian M. Schuhbauer	—	174,150	—	—	—	—	174,150
Jose Misrahi	$—	$174,150	$—	$—	$—	$—	$174,150

(a) solely in their capacity as a Director
(b) subject to vesting
(c) Mr. Fineman forfeited 45,000 shares when he resigned in November 2009.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth as of December 31, 2009, certain information regarding the beneficial ownership of our outstanding common stock by (i) each person known to us to beneficially own more than 5% of our common stock, (ii) each Named Executive Officer, (iii) each of our Directors and (iv) all of such Directors and officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

	Beneficial Ownership
Name and Address (1)	Shares	%
Directors and Named Executive Officers (a)
Albert P. Hernandez	3,907,851	5.57%
A.J. Hernandez	3,886,058	5.53%
Mathijs van Houweninge (b)	796,000	1.13%
Christian J. Weber (c)	435,000	0.62%
Florian M. Schuhbauer	135,000	0.19%
Jose Misrahi	135,000	0.19%
All current executive officers and directors as a group (6 persons)	9,294,909	13.24%

Beneficial Owners of More than 5%
Cede & Co	12,924,549	18.41%
Holston Investments, BVI	7,626,780	10.86%
Albert P. Hernandez	3,907,851	5.57%
A.J. Hernandez	3,886,058	5.53%

(1) The address of all Directors is care of the Company at the address shown on the cover of this filing.
(a) All shares of Executive Officers and Directors were subject to a “lock up” which restricted the sale of shares until October 15, 2009.  Mr. van Houweninge, Mr. Weber, Mr. Schuhbauer and Mr. Misrahi were granted 135,000 shares for their service as Directors that were become fully vested on April 1, 2010.
(b) Mr. van Houweninge obtained 461,000 common shares and 296,333 warrants with an exercise price of $0.50, expiration March 11, 2011, from Falcon Consulting for his work in 2008.  In addition, he bought 200,000 shares in the open market.
(c) All of Mr. Weber’s shares are fully vested except the 135,000 shares granted to him for serving as a Director that become fully vested in April 1, 2010.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Agreements with Falcon Consulting

In March 2008 the Company entered into agreements with Falcon Consulting to engage their services to raise capital through the sale of new shares in the amounts of $10,000,000.  Falcon Consulting sold 20,741,948 common shares at $0.50 per share netting $8,817,409 for the Company.  In addition to the cash fee, Falcon Consulting earned approximately 2,136,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.50 during an exercise period of three years from the day a stock subscription agreement is paid in full.

Mathijs van Houweninge, a member of the Board of Directors, was a partner of Falcon Consulting until December 2008. As a result of Mr. van Houweringe’s resignation from Falcon Consulting on December 2008, the Company believes it is independent of Falcon Consulting.

In February 2009, Falcon Consulting requested and the Company agreed to exchange approximately 456,000 warrants earned but unissued for 100,000 shares of common stock.  The transaction reduced additional paid in capital by the par value of the common stock.

During 2009, the Company entered into two additional agreements to raise capital for the Company.

In February 2009, the Company engaged Falcon Consulting to raise up to $2,000,000 for the Company.  Falcon Consulting sold 9,630,000 common shares at $0.10 per share netting $835,480 for the Company.  Under the February 2009 agreement Falcon Consulting earned one new share of common stock for each ten shares sold.  Therefore Falcon Consulting earned 963,000 shares as equity fee for its efforts in the quarter one 2009 capital raise.

In July 2009, the Company engaged Falcon Consulting to raise up to $3,000,000 by selling units for $1.00 each comprised of one preferred share of the subsidiary, PuntoMio, and one warrant of the Company.  1,090,000 units were sold netting the Company $966,021. The Company warrants have an exercise price of $0.10 that expire on July 1, 2012.  In addition to cash fees, Falcon Consulting earned 284,345 PuntoMio preferred shares.

Director Independence

As of the date of this Report, the Company’s common stock is traded on the OTC Bulletin Board and does not have securities listed on a larger national securities exchange or in an inter-dealer quotation system. As such, there is no requirement that a majority of the members of our Board of Directors be independent. Under these standards, a director is not “independent” if he has financial transactions with the Company or any other relationships that, in the opinion of the Board, would interfere with his exercise of independent judgment as a Director.  With Mr. van Houweninge’s resignation from Falcon Consulting on December 31, 2008, under such standards, as of December 31, 2008 a majority of the members of the Board of Directors are independent.  With the resignation of Mr. Fineman in November 2009, the Board of Directors is not considered to have majority of independent directors at December 31, 2009.

ITEM 14.	Principal Accounting Fees and Services

The firm of Morrison, Brown, Argiz and Farra, LLP (“MBAF”), an independent registered public accounting firm, has served as our auditors for the fiscal years ending December 31, 2009 and 2008.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by MBAF for the audit of our annual financial statements and fees billed for other services for the years ended December 31, 2009 and 2008.

Services	2009	2008
Fees for annual audit and quarterly reviews	$110,000	$162,700
Review of SEC filings	10,000	26,745
Tax and other matters	9,200	6,400
Total	$129,200	$195,845

Audit Committee Pre-Approval Policies and Procedures

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting auditor compensation and overseeing the work of the independent auditor.  In recognition of this responsibility, the Audit Committee established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

PART IV

ITEM 15.	Exhibits and Audited Consolidated Financial Statements

12.1	Code Of Ethics For Senior Management
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyPostal Networks, Inc.

Date: March 31, 2010	/s/ Albert P. Hernandez

Albert P. Hernandez
Chief Executive Officer and President

Date: March 31, 2010	/s/ A.J. Hernandez

A.J. Hernandez
Chief Financial Officer

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SkyPostal Networks, Inc.

We have audited the accompanying consolidated balance sheets of SkyPostal Networks, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2009 and 2008. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyPostal Networks, Inc. as of December 31, 2009 and 2008, and the results of its consolidated operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2010

Morrison, Brown, Argiz & Farra, LLP
Miami, Florida

SKYPOSTAL NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2009	2008
ASSETS
CURRENT ASSETS
Cash	$36,513	$309,455
Accounts receivable, net	1,140,021	1,498,995
Prepaid expenses and other	61,135	177,968
TOTAL CURRENT ASSETS	1,237,669	1,986,418

DUE FROM STOCKHOLDER	1,974	69,569
PROPERTY AND EQUIPMENT, net	97,770	98,493
INTANGIBLE ASSETS, net	776,253	1,071,513
OTHER ASSETS, net	79,269	455,068
TOTAL ASSETS	$2,192,935	$3,681,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,648,305	$1,763,228
Accrued liabilities	772,217	361,880
Current portion of amount due on non-compete agreements	333,137	280,000
Customer deposits	1,603	-
Due to stockholders	-	7,200
Current portion of put option payable	1,296,000	616,000
TOTAL CURRENT LIABILITIES	4,051,262	3,028,308
NON-COMPETE AGREEMENTS, less current portion	173,500	318,500
EXCESS OF VALUE OF PUT OPTIONS OVER THE ESTIMATED FAIR VALUE OF SHARES, less current portion	1,296,000	1,601,600
TOTAL LIABILITIES	5,520,762	4,948,408

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 150,000,0000 authorized, 69,443,292 and 56,814,664 shares issued and 69,123,292 and 56,494,664 shares outstanding at December 31, 2009 and December 31, 2008, respectively	69,444	56,815
Additional paid-in capital	21,308,161	19,031,338
Accumulated deficit	(24,299,296)	(20,035,500)
Treasury stock, at cost (320,000 shares at December 31, 2009 and 2008)	(320,000)	(320,000)
Accumulated other comprehensive loss	(4,644)	-
Noncontrolling interest	(81,492)	-
TOTAL STOCKHOLDERS’ DEFICIT	(3,327,827)	(1,267,347)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,192,935	$3,681,061

The accompanying notes are an integral part of these consolidated financial statements.

SKYPOSTAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008

NET REVENUES	$8,285,737	$9,078,365

OPERATING EXPENSES
Cost of Delivery	7,038,584	8,056,868
General and Administrative	4,483,557	4,604,087
Stock Based Compensation	258,865	1,549,631
Factoring Fees	-	92,036
TOTAL OPERATING EXPENSES	11,781,006	14,302,622

OPERATING LOSS	(3,495,269)	(5,224,257)

OTHER EXPENSES/(INCOME)
Interest	-	385,200
Provision for excess of value of put options over the estimated fair value of shares	374,400	617,600
Provision for escrow deposit	149,975	-
Impairment of PDA GPS	231,295	-
Impairment of license agreement	76,160	-
Other	12,059	(66,902)
TOTAL OTHER EXPENSES/(INCOME)	843,889	935,898
Net (Loss)	(4,339,158)	(6,160,155)
Less: Net income attributable to the noncontrolling interest	(75,362)	-
(Loss) attributable to the controlling interest	$(4,263,796)	$(6,160,155)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,356,429	47,162,919
Effect of dilutive shares	-
Diluted	65,356,429	47,162,919

NET (LOSS)/INCOME PER SHARE:
Basic	$(0.07)	$(0.13)
Diluted	$(0.07)	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements.

SKYPOSTAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

							Accumulated
	Common		Additional			Non-	Other	Total
	Stock	Common	Paid-In	Accumulated	Treasury	Controlling	Comprehensive	Stockholder’s
	Outstanding	Stock	Capital	Deficit	Stock	Interest	Loss	Deficit
BALANCES AT DECEMBER 31, 2007	25,131,215	$25,131	$5,127,123	$(13,875,345)	$-	$-	$-	$(8,723,091)
Net loss		-	-	(6,160,155)	-	-	-	(6,160,155)
Sale of common stock through private placement	20,741,948	20,742	10,350,232	-	-	-	-	10,370,974
Stock compensation	3,604,354	3,605	881,852	-	-	-	-	885,457
Stock compensation (nonvested shares)		-	934,992	-	-	-	-	934,992
Conversion of debt to common stock	7,107,147	7,107	2,992,177	-	-	-	-	2,999,284
Conversion of accounts payable to common stock	200,000	200	99,800	-	-	-	-	100,000
Warrants issued		-	188,144	-	-	-	-	188,144
Warrants exercised		-	10,613	-	-	-	-	10,613
Private placement transaction costs	30,000	30	(1,553,595)	-	-	-	-	(1,553,565)
Treasury stock	(320,000)	-	-	-	(320,000)	-	-	(320,000)
BALANCES AT DECEMBER 31, 2008	56,494,664	$56,815	$19,031,338	$(20,035,500)	$(320,000)	$-	$-	$(1,267,347)
Components of comprehensive loss:
Net loss	-	-	-	(4,263,796)	-	(75,362)	-	(4,339,158)
Foreign currency translation adjustment	-	-	-	-	-	(1,990)	(4,644)	(6,634)
Total comprehensive loss	-	-	-	-	-	-	-	(4,345,792)
Sale of common stock through private placement	9,630,000	9,630	953,370	-	-	-	-	963,000
Private placement transaction costs	1,063,000	1,063	(127,620)	-	-	-	-	(126,557)
Warrants converted for common stock	100,000	100	14,900	-	-	-	-	15,000
Stock compensation (nonvested shares)	-	-	258,865	-	-	-	-	258,865
Recognition of employee and director stock grants vested	1,076,091	1,076	(1,076)	-	-	-	-	-
Common stock issued for LEL acquisition	400,000	400	99,600	-	-	-	-	100,000
Common stock issued for trade payable	39,537	40	23,682	-	-	-	-	23,722
Common stock issued for consulting fees payable	320,000	320	31,680	-	-	-	-	32,000
Sale of subsidiary preferred stock through private placement	-	-	915,600	-	-	-	-	915,600
Subsidiary private placement transaction costs	-	-	(123,979)	-	-	-	-	(123,979)
Warrants issued with sale of subsidiary preferred stock	-	-	174,400	-	-	-	-	174,400
Subsidiary preferred stock issued for director fees payable	-	-	-	-	-	45,192	-	45,192
Noncontrolling interest in LEL	-	-	-	-	-	8,069	-	8,069
Noncontrolling interest in PuntoMio	-	-	57,401	-	-	(57,401)	-	-
BALANCES AT DECEMBER 31, 2009	69,123,292	$69,444	$21,308,161	$(24,299,296)	$(320,000)	$(81,492)	$(4,644)	$(3,327,827)

The accompanying notes are an integral part of these consolidated financial statements.

SKYPOSTAL NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(4,339,158)	$(6,160,155)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	212,305	164,284
Bad debt expense	38,234	89,003
Provision for escrow deposit	149,975	-
Impairment of PDA-GPS	231,295	-
Impairment of license agreement	76,160	-
Stock compensation (nonvested shares)	258,865	1,549,631
Revaluation and reduction of put option liability	374,400	617,600
Changes in assets and liabilities
Decrease (increase) in accounts receivable	433,195	(952,721)
Decrease (increase) in prepaid expenses and other assets	116,833	(70,134)
Decrease (increase) in due from and due to stockholders	60,395	(21,682)
(Increase) Decrease in intangible assets and other assets	216,020	(444,243)
Decrease (increase) in accounts payable and accrued liabilities	121,512	(1,497,308)
Increase (decrease) in customer deposits	1,603	(12,831)
Decrease in non-compete agreements	(27,996)	-
Net cash used in operating activities	(2,076,362)	(6,738,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition of LEL	11,753	-
Capital expenditures	(19,162)	(239,224)
Net cash used in investing activities	(7,409)	(239,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of capital stock, net of expenses	836,443	8,817,409
Issuance of warrants in connection with sale of subsidiary preferred stock, net of expenses	174,400	-
Issuance of subsidiary preferred stock, net of expenses	791,621	-
Purchase of Treasury Stock	-	(320,000)
Non-compete agreement payment	-	(136,500)
Warrants exercised or exchanged	15,000	10,613
Due to affiliates	-	(465,517)
Notes payable, net	-	(619,621)
Net cash provided by financing activities	1,817,464	7,286,384

Effect of exchange rate changes on cash and cash equivalents	(6,635)	-
Net (decrease) increase in cash and cash equivalents	(272,942)	308,604
Cash and cash equivalents, beginning of period	309,455	851
Cash and cash equivalents, end of period	$36,513	$309,455

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$260,675

Supplemental Disclosures of Non-Cash Transactions
Non-compete agreement-LEL acquisition	$100,000	$-
Reduction of noncompete payable in exchange for payment of legal services	163,867	-
Common stock issued in exchange for settlement trade and consulting fee payable	55,722	100,000
Subsidiary preferred stock issued in exchange for settlement of director fee payable	45,192	-
Accrued stock compensation converted into equity	-	276,817
Accrued interest from notes payable converted to equity	-	312,734
Notes payable converted into equity	-	2,874,694
Warrants issued with bridge loans	-	188,144

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Organization

On April 15, 2008, Omega United, Inc. (“Omega”) entered into and closed an agreement concerning the exchange of securities between Omega and the security holders of SkyPostal, Inc. (the “Securities Exchange”). Pursuant to the Securities Exchange, Omega issued 29,000,000 shares of common stock for all of the issued and outstanding common stock of SkyPostal, Inc.. On July 25, 2008, Omega changed its name to SkyPostal Networks, Inc. (the “Company”).

In June 2008, the Company activated a subsidiary, SkyShop Logistics, Inc. doing business as “PuntoMio”, to offer a new service.  PuntoMio co-markets with banks and others to facilitate cross border online shopping, customs clearance and delivery.  The new service enables non-U.S. resident internet shoppers to know the ‘landed cost’ upfront  and use PuntoMio as their mailing address for merchandise bought on U.S. e-commerce websites.  The landed cost is the customs, duties, clearance and delivery cost to the non-U.S. resident customer.  In October 2008, the PuntoMio.com website was successfully launched and as of March 31, 2010 continues to grow in revenue and customer base.

On February 27, 2009, the Company acquired seventy percent of the common stock of Logistics Enterprises, Ltda (“LEL”), a Colombian company also engaged in wholesale mail distribution and related activities, as more fully described in Note 5 Business Combinations. The acquisition provided the Company with a hub in the customs Free Zone in Bogota, Colombia, which allows the Company to consolidate greater tonnage at better line haul rates. The hub also allows the Company to provide shorter delivery times in Latin America and to reduce certain mail sorting expenses related to handling in Miami, FL. The acquisition was accounted for using the acquisition method and the operating results of LEL are included in the consolidated financial statements beginning March 1, 2009.

During third quarter 2009, the Company sold units comprised of one preferred share of PuntoMio, its subsidiary, plus one warrant to purchase one common share of the Company, at an exercise price of $.10 expiring July 1, 2012, for $1.00 per unit in a private placement. The Company sold 1,090,000 units of PuntoMio preferred stock and warrants for the Company’s common stock and received proceeds of $966,021 net of placement fees paid to Falcon. In addition to the cash fee paid to Falcon, the Company issued Falcon 284,345 PuntoMio preferred shares for their efforts in connection with the private placement.   At December 31, 2009, there exists a 24.1% non-controlling interest in PuntoMio, more fully described in Note 13-Common and Preferred Stock and Note14 -Warrants.

Note 2. Liquidity and Management Plans

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations and as of December 31, 2009 the accumulated deficit was $24,299,296.  As of December 31, 2009, the Company’s current liabilities exceeded its current assets by approximately $2,813,593.  Cash flow from operations has been negative for each quarter of 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

As of December 31, 2009, the Company had no indebtedness, with the exception of trade payables and, two non-compete agreements and a put option agreement entered into with shareholders. The Company has not made payments on the non-compete agreements of $285,133 and on the put option agreement of $320,000 for a combined unpaid total of $605,133 at December 31, 2009. The non-compete and put option agreement is described more fully in Note 9-Commitments and Contingencies. The Company believes that because the shareholders have a financial ownership interest in the Company and because the Company has an economically important arms length working relationship, the shareholder would not enforce his right under the contract to request collection of monies due to him nor pursue litigation under the non-compete agreement and put option agreement at this time because his interests are aligned with the success of the Company.

The Company is exploring other alternatives for financing and raising additional equity in the capital markets but there can be no assurances that these efforts will be successful.

Management Plans

Management is constantly seeking opportunities to lower operating and administrative costs and increase revenue in an effort to reduce the current negative cash flow, including the following initiatives achieved in the twelve months ended December 31, 2009:

●	Increased investment in its “PuntoMio” and international parcel post service to foreign shoppers and U.S. on line merchants.

●	Repositioning its sales strategy by focusing efforts on generating higher margin international retail sales from Latin American countries.

●	Reduction of senior and middle management salary and health benefit costs and mail processing staff in Florida.

●	Establishment of a mail processing and consolidating hub in the customs Free Zone in Bogota, Colombia.

●	Re-negotiating of contracts with certain key suppliers for better pricing and/or payment terms.

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

The Company also plans to seek out new customers especially in the retail arena and to increase business with existing customers as additional means to increase tonnage and reach profitability.

Note 3. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”).  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.

Management Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities related to cost of sales, the estimated useful lives for property and equipment, the value assigned to the warrants granted in connection with the various financing arrangements and calculation for stock compensation expense. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SkyPostal Networks, Inc. and all entities in which the Company has a controlling voting interest.  The Company has a controlling interest in SkyShop Logistics, Inc. dba “PuntoMio” and Logistics Enterprises “LEL”.  All significant intercompany accounts and transactions between have been eliminated in consolidation.

The merger of a private operating company into a non-operating public shell corporation with nominal assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public shell continuing only as passive investors.  The SEC staff’s rules indicate that these transactions are to be capital transactions in substance, rather than business combinations.  That is, the transaction is equivalent to the private company issuing stock for the net monetary assets of the shell corporation, accompanied by a recapitalization.  The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded.

Accordingly, for accounting purposes, the Company is treated as the acquirer and the historical financial statements presented  herein are those of the Company.

Reclassification

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s  presentation.

Cash

Cash primarily consists of demand deposits in interest and non-interest bearing accounts. The carrying amount of these deposits approximates their fair value. The Company’s balances maintained may at times, exceed available depository insurance limits. As of December 31, 2009 and 2008, the Company did not hold any balances in excess of available depository limits.

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

During the twelve months ended December 31, 2009 and as of March 31, 2010, the Company has not entered into any factoring arrangement.

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

Capitalized Software Development Costs

Research and development costs are expensed as incurred. Software and PDA development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized, within property and equipment, in accordance with ASC No. 350-40, Internal-Use Software. Technological feasibility is demonstrated by the completion of a working model. Capitalized costs are amortized on a straight-line basis over three years which is the estimated useful life of the software product. As of December 31, 2009 there were no unamortized software development costs and $231,000 as of December 31, 2008.  During 2009, based on management’s analysis, the PDA-GPS asset was determined to by fully impaired and an expense was recorded for $231,000.

Impairment of Long-Lived Assets

In accordance with ASC No. 360-10, Property, Plant and Equipment long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheets.

During 2009, based on Management’s analysis, the License Agreement was determined to be fully impaired and an expense was recorded for the remaining net book value of $76,160.

Contingencies

The Company accrues for contingent obligations, including legal costs, when the obligation is probable and the amount can be reasonably estimated.  As facts concerning contingencies become known, the Company reassesses its position and makes appropriate adjustments to the consolidated financial statements.  Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

Fair Value Measurements

The Company has determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. See Note 12- Fair Value Measurements.

Revenue Recognition and Cost of Delivery

The Company records revenue upon physical receipt of a letter or a package and verification of weight and destination by country.

Cost of delivery is comprised of air and ground line haul costs, clearance costs, postage and hand delivery costs and recognized as incurred.

Foreign Currency and Translation Policy

The financial statements of our foreign operation, LEL, are stated in a foreign currency, referred to as the functional currency. Under generally accepted accounting principles in the United States of America, functional currency assets and liabilities are translated into the reporting currency, U.S. Dollars, using period end rates of exchange while revenues and expenses are translated at average rates in effect during the period.  Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income or loss.

Stock Based Compensation Plan

The Company accounts for stock based compensation according  to ASC No. 505-50, Equity-Based Payments to Non-Employees, and ASC No. 718, Compensation-Stock Compensation.    Stock-based compensation for awards granted prior to, but not yet vested, as of January 1, 2006 are recorded as if the fair value method required for pro forma disclosure under previous accounting standards were in effect for expense recognition purposes, adjusted for estimated forfeitures.  For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Lattice option pricing model prior to April 2008 and the Black-Scholes option pricing model thereafter.  For these awards, we have recognized compensation expense using a straight-line amortization method (prorated).  ASC No. 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest, after considering estimated forfeitures.  For the fiscal years ended December 31, 2009 and 2008, the forfeitures were $207,435 and $0, respectively. The Company did not issue any awards under a stock based compensation plan prior to 2006.

The Company does not have a plan for stock based compensation.  Shares for stock based compensation come from forfeited and newly issued shares.

Loss Per Share

Basic loss per share is presented on the face of the consolidated statements of operations. Basic earnings or loss per share “EPS” is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during each period. Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period. Due to the Company’s losses from continuing operations, dilutive potential common shares in the form of warrants and restricted common stock awards subject to vesting were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

In September 2009, the FASB issued an accounting standard regarding earnings per share which includes technical corrections to existing guidance on the computation of earnings per share in a period that includes the redemption or induced conversion of preferred stock.  The standard was effective upon implementation of the Codification and did not have an effect on the Company’s consolidated financial statements.

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

On January 1, 2009, the Company adopted the provisions of an accounting standard, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with existing accounting guidance on income taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other non-interest expense, respectively.  The adoption of this standard did not have any effect on the Company’s consolidated financial statements on the adoption date.

Business Combinations and Non-controlling Interest

Effective March 1, 2009, the Company acquired 70% of the outstanding common stock of LEL. The acquisition was accounted for using the acquisition method. In December 2007, the FASB issued an accounting standard that requires the acquisition method to be used on all events where a business obtains control over another business. The acquisition method establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interests in the acquiree, and goodwill acquired in a business combination or a gain from a bargain purchase. The accounting standard also requires the acquirer to disclose information that enables the users to evaluate the nature and financial effects of the business combination.  The accounting standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early adoption prohibited.  The consolidated financial information presented includes the accounts of LEL as of March 1, 2009. See Note 5- Business Combinations. See Non-controlling Interest accounting policy below.

In December 2007, the FASB issued an accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The accounting standard also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  Non-controlling interest is the portion of equity in a subsidiary not attributable, directly, or indirectly, to a parent.  The standard is effective as of the beginning of fiscal years beginning after December 15, 2008.   The guidance was effective for the quarter ended March 31, 2009 for the Company and requires retroactive adoption of its presentation and disclosure requirements. The guidance requires the Company to report net income (loss) attributable to the non-controlling interests separately on the face of the condensed consolidated statements of operation. Additionally, the guidance requires that the portion of equity not attributable to the Company be reported within equity, separately from the Company’s equity on the condensed consolidated balance sheet. The adoption did not have significant impact on the Company’s financial position, results of operations or cash flow.

Effective September 30, 2009, the Company sold a 24.1% preferred equity interest in its wholly owned subsidiary PuntoMio for cash.  The sales of the preferred non-controlling equity interest in PuntoMio was accounted for as additional paid in capital.  The equity ownership has not changed as of December 31, 2009.

Subsequent Events

In May 2009, the FASB issued an accounting standard which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The standard was adopted for the year ending December 31, 2009.  The Company has evaluated subsequent events through March 31, 2010, which is the date the financial statements were available to be issued.  In February 2010, the FASB further elaborated the standard to state an entity that is and SEC filer shall evaluate subsequent events through the date the financial statements are issued.  This standard is effective for interim or annual periods ending after June 15, 2010.

Note 4. Accounts Receivable and Concentration of Credit Risk

In the normal course of business, the Company incurs credit risk from accounts receivable by extending credit on a non-collateralized basis primarily to U.S. and non-U.S. based customers.  The Company performs periodic credit evaluations of its customers’ financial condition as part of its decision to provide credit terms.  The Company maintains an allowance for potential credit losses based on historical experience and other information available to management.

Accounts receivable, net, consisted of the following at December 31:

	2009	2008

Accounts Receivable	$1,183,573	$1,535,243
Less: Allowance for doubtful accounts	(43,552)	(36,248)
Accounts Receivable, net	$1,140,021	$1,498,995

During the twelve months ended December 31, 2009 and 2008, approximately 28.5% and 12.7% of the Company’s revenues were generated from two customers and one customer, respectively. During the twelve months ended December 31, 2009 and 2008 approximately 16.6% and 12.1%, respectively, of the Company’s cost of sales was purchased from one vendor.

Note 5. Business Combinations

On February 27, 2009, the Company acquired 70 percent of the outstanding common stock of LEL. The purchase consideration of $100,000 was comprised of 400,000 shares of common stock in the Company with a fair value of $100,000 ($.25 per share).  The Company stock has certain restrictions on its sale, including a lockup period where the seller cannot sell the common stock for 18 months.  The purchase price was allocated to the tangible assets acquired and the liabilities assumed based on their respective fair values and any excess was allocated to the fair values of identifiable intangible assets, identified as LEL’s customer list. For accounting purposes, the effective date of the acquisition was determined to be March 1, 2009. The allocation of the purchase price as of March 1, 2009 is shown below:

Cash	$11,753
Accounts receivable	112,455
Other assets	13,791
Customer List-LEL	81,020
Accounts payable	(31,994)
Other liabilities	(78,956)
Non-controlling equity interest	(8,069)
Net assets acquired	$100,000

The fair value determination of non-controlling interest is shown below:

LEL net asset value	26,897
Non-controlling percentage	30%
Non-controlling interest	$8,069

Coincident with the acquisition, the Company entered into an employment agreement with the seller of LEL to continue serving as the General Manager of Colombian operations for three years.  In addition, as compensation to not compete with the Company for one year after any separation, the Company agreed to make 25 monthly payments of $4,000 commencing one month after closing. The Company also has the right to acquire the remaining thirty percent shareholding in LEL at any time after March 1, 2011, based on a formula determined in part by LEL’s pre-tax earnings for the preceding twelve months.

Note 6. Property and Equipment, net

Property and equipment, net, consisted of the following at December 31,

	2009	2008

Office and computer equipment	$167,698	$150,732
Computer software	204,153	204,153
Furniture and fixtures	45,595	43,811
Warehouse equipment	71,645	57,449
Leasehold improvements	1,755	1,755

	490,846	457,900

Less: Accumulated Depreciation	(393,076)	(359,407)

Property and equipment, net	$97,770	$98,493

Depreciation expense for the twelve months ending December 31, 2009 and 2008 was $33,669 and $39,985, respectively.

Note 7. Intangible Assets, net

Intangible assets as of December 31, 2009 and December 31, 2008 are shown below:

	2009	2008	Life (yrs)

Trademarks	$89,244	$79,248	Indefinite
Customer List-LEL	81,020	-	Three
Non-Compete-LEL	100,000	-	Three
Non-Compete-Shareholder	735,000	735,000	Seven
GPS PDA Investment	-	231,295	Three
License Agreement	-	142,800	Five
Subtotal	1,005,264	1,188,343
Less: Accumulated Amortization	(229,011)	(116,830)
Intangible Assets, net	$776,253	$1,071,513

The company has various registered trademarks in North America, Europe, Middle East and Latin America that are very valuable and under which the company trades depending on the market and co-marketing partner.  The carrying value of the trademarks represents legal and other costs related to development and registration of the Company’s trademarks.  Additional expenditures of $9,996, related to trademarks, were incurred and capitalized during the twelve months ended December 31, 2009.  This investment is considered to have an indefinite life and as such is not amortized.

On February 27, 2009, the Company acquired 70 percent of the outstanding common stock of LEL. The purchase price was allocated to the tangible assets acquired and the liabilities assumed based on their respective fair values and any excess was allocated to the fair value of identifiable intangible assets, identified as LEL’s customer list, amounting to $81,020. The Company also entered into a non-compete agreement, with a shareholder of LEL, which includes payments totaling $100,000, comprised of 25 payments of $4,000 payable on a monthly basis. The non-compete agreement was recorded as an intangible asset and will be amortized on a straight line basis over three years. At December 31, 2009, the Customer List-LEL, net and the Non-Compete-LEL, net amounted to $60,761, and $74,998, respectively.

During 2008 and 2009, the Company attempted to develop proprietary software which would be used by the Company to enhance the delivery of mail to its customers. The Company capitalizes the costs until the point at which the software project is substantially complete and ready for its intended use, that is, after all substantial testing is completed.  During the last two quarters of 2009, Management attempted to identify a partner with whom to complete testing and put the asset into service.  Management discussed the opportunity with several potential partners but none were found.  This, coupled with several quarters of negative cash flow related to operating losses, persuaded Management to impair the asset 100% and the full $231,295 was written off during the last quarter of 2009 and charged to other expenses on the consolidated statements of operations.

Simultaneous with the Put Option Agreement, see Note 9 — Commitments and Contingencies, entered into on April 1, 2007, the Company also entered into a non-compete agreement with a shareholder. Under the non-compete agreement the shareholder was to receive quarterly payments totaling $735,000 starting April 1, 2008 ending January 1, 2013. The non-compete agreement was recorded as an intangible asset on the balance sheet with an offsetting liability to recognize the cumulative future payments. The non-compete is amortized on a straight line basis over the term of the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. At December 31, 2009 and 2008, the net balance of the non-compete agreement amounted to $551,250 and $656,250, respectively.

In September 2007, the Company entered into a license agreement with a vendor for exclusive service in certain markets of Latin America. The license agreement was recorded as an intangible asset and was amortized on a straight line basis over five years.  The License Agreement was deemed impaired at the end of 2009 and accordingly, the remaining net book balance of $76,160 was charged to other expenses.  In addition, the related accumulated amortization was charged against the asset.   At December 31, 2009 and December 31, 2008, the net balance of the License Agreement amounted to $0 and $104,720, respectively.

Note 8. Other Assets

Other Assets as of December 31, 2009 and 2008 are shown below:

	2009	2008

Escrow Deposit (a)	$-	$376,975
Security Deposit	79,269	78,093
Other Assets, net	$79,269	$455,068

(a) As a condition of the Securities Exchange the Company entered into an understanding with Omega United’s principle shareholders to set up an escrow fund of $500,000 to be used for investor relations during the 12 months following the reverse merger with Omega (see Note 1). In 2008, the Company incurred $123,025 in investor relations expenses that reduced the escrow deposit balance and were charged to the Consolidated Statement of Operations. On September 18, 2008, the Company, in error requested the escrow agent, to transfer $149,975 from the escrow account to Crosscheck Media, an investor relations firm used by the Company. To date, Crosscheck Media has not produced any mailing or other services for the Company. As a result, the Company requested a refund of its deposit and when the refund was not received the Company began arbitration proceedings against Crosscheck Media. In March 2009, the Company received $227,000 from the escrow account.  In June 2009, the Company was advised that Crosscheck Media filed for protection under the U.S. bankruptcy laws. Upon further review, the Company determined the recoverability of the deposit was unlikely and the deposit of $149,975 was fully reserved during the three months ended June 30, 2009. There has not been any change to the recoverability of the deposit and the balance remains fully reserved at December 31, 2009.

Note 9. Commitments and Contingencies

Put Option

In May 2006, the Company had a $3,200,000 note payable due to a bank which was assumed by a shareholder in exchange for 3,144,608 shares of common stock at $1.00 per share, the estimated fair value of the share at date of the conversion. The conversion of the note payable into equity was a pre-condition of a convertible debt raise of approximately $4,000,000 undertaken by the Company in 2006 to complete an initial public offering (“IPO”) on the AIM Market of the London Stock Exchange in October 2006. The IPO was aborted in November 2006.  On April 1, 2007, the Company and the aforementioned shareholder entered into a Sale Option Agreement, (the “Put Option Agreement”), whereby 3,200,000 options (the “Option) were issued to the shareholder which could be put to the Company and obligate the Company to purchase and redeem at any time up to 3,200,000 shares of the Company’s common stock at the cash exercise price of $1.00. The shareholder may exercise in whole or in part up to 3,200,000 shares in quarterly increments of up to 160,000 common shares beginning with the quarter ended April 1, 2008. The Option expires on January 2, 2013. There is no requirement for the shareholder to put the Option to the Company.

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

Through December 31, 2009, the shareholder has put 640,000 shares to the Company at an exercise price of $1.00. The Company made payments totaling $320,000 to the shareholder and has a liability due the shareholder of $2,592,000 and $2,217,600 at fair value of which $1,296,000 and $616,000 is current at December 31, 2009 and 2008, respectively. The Company believes that the shareholder will not exercise the Option until such time as the Company’s stock is trading above $1 per share.  However, the Company reports the full amount of the Put Option Agreement as a liability less the market value of the Company stock on each balance sheet date.

The Company recorded the following fair value adjustments to the Put Option:

	Market Share Price	Liability Per Share ($1 exercise price)	Shares Subject to Put Option	Put Option Liability	(Gain)/ Loss
Twelve months ended December 31, 2009	$0.10	$0.90	2,880,000	$2,592,000	$374,400
Twelve months ended December 31, 2008	$0.23	$0.77	2,880,000	$2,217,600	$617,600

Non-Compete Agreements

Simultaneous with the Put Option Agreement, the Company also entered into a non-compete agreement with the aforementioned shareholder during the course of the relationship with the Company, the shareholder has or will receive, or will be exposed to, learn of, or have access to certain trade secrets, confidential and proprietary information, customer lists, and existing or prospective customers and associates of the Company. Under the non-compete agreement the shareholder was to receive quarterly payments totaling $735,000 starting April 1, 2008 ending January 1, 2013 per a schedule in the agreement. The non-compete agreement was recorded as an intangible asset on the balance sheet with an offsetting liability to recognize the cumulative future payments. The non-compete is amortized on a straight line basis over the term of the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. See Note 7- Intangible Assets, net.

In accordance with the prescribed schedule in the non-compete agreement, the Company made payments to the shareholder of $136,500 during 2008. During the quarter ended March 31, 2009, the Company agreed to make payments totaling $62,027 for certain legal fees incurred by the shareholder that was recorded as a reduction of the amounts owed under the non-compete agreement. During the third and fourth quarters of 2009, the Company agreed to reduce a shareholder receivable by $95,009 and $6,831 respectively, for certain legal and other fees paid by the shareholder on behalf of the non-compete shareholder as a reduction of the amounts owed under the non-compete agreement.  The total amount due to the shareholder for the non-compete agreement at December 31, 2009 and 2008 was $434,633 and $598,500, respectively.

At December 31, 2009, amounts due on the liability related to the shareholder non-compete agreement is as follows:

Annual Payment
Schedule for the
Twelve Months
Ending
December 31,	Amount
2010	$277,133
2011	105,000
2012	49,000
2013	3,500
Total	$434,633

At December 31, 2009, the liability related to the non-compete agreements included $72,004 payable to a minority shareholder of LEL, of which $56,004 is classified as current and $16,000 is non-current.

Litigation

The Company may become a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of Management, there were no matters that would have a material adverse effect on the financial condition of the Company as of December 31, 2009 and 2008.

Note 10. Operating Leases

In July 2009, the Company consolidated and renegotiated the two Miami leases for SkyPostal Networks, Inc. and PuntoMio into one Miami facility.  The new lease is a non-cancellable operating lease that expires on June 2015.  The expense for the new lease in 2009 was $47,253.

Rental expense under the previous leases terminated without penalty in June 2009 were $134,252 and $177,401 for the years ended December 31, 2009 and 2008, respectively.

In February 2009, the Company extended its non-cancellable operating sub-lease for office/warehouse space in Carlstadt, NJ until June 2010. Rental expense under this agreement was $45,567 and $18,986 for the years ended December 31, 2009 and 2008, respectively.

The future minimum rental payments under these leases for the five years subsequent to December 31, 2009 are as follows:

2010	$122,379
2011	107,881
2012	116,797
2013	125,712
2014	134,628
Total	$607,398

Note 11. Stock-Based Compensation

Common Stock Awards

During 2009 and 2008, the Company agreed to compensate certain employees, directors and an advisor through the grant of restricted shares of common stock.  There were 300,000 and 2,289,136 restricted shares granted during the twelve months ended December 31, 2009 and 2008, respectively.  In general, these shares vest over 2-3 years and are subject to the employees, directors and advisor continuing service to the Company.  The cost of the awarded shares was determined using the fair value of the Company’s common stock on the date of grant.  The Company recorded the intrinsic value of the common stock as additional paid-in capital. Share-based compensation expense is recognized ratably over the applicable vesting period.

As of December 31, 2009, the future compensation expense related to awarded, non-vested stock that will be recognized is $77,720 and is expected to be recognized over a weighted average period of 0.65 years.

The Company recognized approximately $466,300 of share-based compensation expense, associated with the vesting of 751,090 shares common stock during the twelve months ended December 31, 2009.  The Company also recognized the reversal of previously amortized stock compensation expense associated with stock forfeitures of $207,435 during the twelve months ended December 31, 2009.  In 2009, the Company recognized the common stock grants that vested in 2008 and 2009 of 325,000 and 751,090 shares, respectively, by re-classing the par value from additional paid in capital to common stock.

The Company recognized $258,865 and $1,549,631 of share-based compensation expense for the twelve months ended December 31, 2009 and 2008, respectively. The twelve months ended December 31, 2008, includes a charge amounting to $578,685 related to the exchange of options for shares of common stock and for unpaid compensation. In connection with the Securities Exchange on April 15, 2008, the Company entered into certain agreements with certain members of executive management, to exchange shares of the Company’s common stock as payment for unpaid compensation in prior periods and their release of this liability. In addition, the Company also granted certain members of executive management one share of the Company’s common stock in exchange for every two options held. The Company accounted for this exchange of shares as a modification of awards, treating the exchange as a cancellation of an award accompanied by the concurrent grant of a replacement award or other valuable consideration. Therefore, incremental compensation cost was measured as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date. A summary of the Company’s non-vested stock, as of December 31, 2008 and changes during the twelve months ended December 31, 2009 is presented below:

		Weighted
		Average Grant-
		Date Fair Value	Grant Date
	Shares	(per share)	Fair Value
Nonvested at December 31, 2008	1,384,136	$0.76	$1,047,568
Awarded	300,000	0.15	45,000
Vested	(751,090)	0.74	(553,295)
Forfeited	(245,000)	0.65	(159,250)
Nonvested at December 31, 2009	688,046	$0.55	$380,023

As of December 31, 2009 and 2008, there were no options available for issuance and none were outstanding.

During 2009, a director was granted 53,800 preferred stock of the Company’s PuntoMio subsidiary for service to PuntoMio.  These preferred shares were valued at $.84 for a total grant of $45,192 based on an independent third party appraisal.

Note 12. Fair Value Measurements

The Company carries various assets and liabilities at fair value in the accompanying consolidated balance sheets. Fair value is defined as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Three levels of inputs that may be used to measure fair value are as follows:

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

The following table presents the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2009 and 2008, for each fair value hierarchy level.

	Put Option Liability
	December 31, 2009	December 31, 2008
Level I	$2,592,000	$2,217,600
Level II	-	-
Level III	-	-
Total	$2,592,000	$2,217,600

Note 13. Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares with par value $.001 and 50,000,000 preferred shares with par value $.001. At December 31, 2009, 69,443,292 shares of the Company’s common stock were issued and 69,123,292 shares are outstanding. The Company has 320,000 common shares as treasury stock which it accounted for using the cost method.

On January 28, 2009, the Company executed an engagement letter with Falcon Consulting under which Falcon Consulting would, on a best efforts basis, raise up to $2 million through the sale of new shares of common stock of the Company at $.10 per share (the “Quarter One 2009 Private Placement”).  The Company received $963,000 for the purchase of 9,630,000 shares of common stock related to the quarter one capital raise.  In addition to the cash fee paid to Falcon Consulting, the Company issued Falcon 963,000 shares for their efforts in connection with the private placement.  Finally, in addition to the 963,000 shares, Falcon also earned another 100,000 shares as part of this raise and such shares were issued to Eagle Capital, on Falcon Consulting’s request, during the fourth quarter of 2009.  Eagle Capital assisted Falcon Capital with the quarter one 2009 private placement.

On June 26, 2009, the Company’s wholly owned subsidiary, PuntoMio, executed a new engagement agreement with Falcon Consulting under which Falcon Consulting would raise up to $2 million through the sale of units consisting of one preferred share of PuntoMio plus one warrant to purchase one common share of the Company, at an exercise price of $.10 expiring July 1, 2012, at $1.00 per unit. The Company sold 1,090,000 units and received proceeds of $966,021 net of placement fees paid to Falcon Consulting. In addition to the cash fee paid to Falcon Consulting, the Company issued Falcon Consulting 284,345 PuntoMio preferred shares for their efforts in connection with the private placement. The issuance of the preferred shares was a non-cash transaction that exclusively affected the additional paid in capital and preferred shares accounts. At December 31, 2009, PuntoMio has 5,928,145 common and preferred shares issued and outstanding. At December 31, 2009, the Company owns all of PuntoMio’s common stock, has a 75.9% ownership in PuntoMio and there exists a 24.1% non-controlling interest in PuntoMio.

PuntoMio’s preferred stock has $.001 par value, 2,000,000 shares authorized, 1,428,145 and zero shares issued and outstanding at December 31, 2009 and 2008, respectively. Upon any liquidation, dissolution or winding up of PuntoMio, the holders of the preferred stock have preference to receive distribution before any payment is made to common stockholders. They also have preference to any dividends that may be declared. Finally, preferred stock holders have equal equity interest as PuntoMio common stock holders but do not have voting rights.

In September 2009, the Company agreed to convert $32,000 of advisor fees payable into 320,000 shares of common stock at $0.10, the value of the quarter one 2009 private placement.  Also in September 2009, PuntoMio agreed to convert $45,192 of PuntoMio director fee payable into 53,800 shares of PuntoMio preferred stock for director services provided by Mr. van Houweninge.  These shares were valued at $0.84 based on a valuation prepared for the quarter three 2009 PuntoMio private placement.

Securities Exchange

As a condition of the 2008 Securities Exchange, Albert Hernandez, the Company’s Chief Executive Officer, and A.J. Hernandez, Albert Hernandez’ son and the Company’s Chief Financial and Chief Operating Officer, agreed to exchange their stock options and unpaid salary and benefit amounts for vested shares of common stock valued at $.245 per share. The details of these exchanges are shown below:

	Exchanged			Common Shares
	Unpaid Salary	Benefits	Options	Received	Value

Albert Hernandez	$166,667	$14,000	2,311,440	1,757,943	$430,696

AJ. Hernandez	125,000	20,000	2,226,154	1,596,411	391,121

Total	$291,667	$34,000	4,537,594	3,354,354	$821,817

Another son of Albert Hernandez, employed by the Company, agreed to exchange 400,000 stock options for 200,000 shares of common stock. Certain advisors and consultants agreed to exchange 925,000 stock options and 100,000 warrants for 50,000 shares of common stock.  No options are outstanding at December 31, 2009.

Note 14. Warrants

During 2008, $10,613 was received from the exercise of warrants issued in 2007.   No warrants issued prior to 2008 are outstanding at December 31, 2009.

Falcon Consulting and others earned 2,653,195 warrants with an exercise price of $0.50 as equity fee for 2008 private placement and bridge loans. During 2008, 456,029 warrants were cancelled and 100,000 common shares issued in lieu of the warrants.   The Company accounted for this transaction as a reclass of $100 from additional paid in capital to common stock for the par value. The 2,197,166 warrants issued in 2008 were valued by an independent service at $188,144.  At December 31, 2009, the 2,197,166 warrants issued are all outstanding.

The 2009 warrants were issued as part of the third quarter 2009 private placement.  The warrants were valued by an independent service at $174,400.  They are all outstanding at December 31, 2009.

		Exercise	Proceeds	Expiration
	Warrants	Price	Upon Exercise	Date
Outstanding at December 31, 2008	2,197,166	$0.50	$1,098,583	March 11, 2011
Awarded	1,090,000	0.10	109,000	July 1, 2012
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	3,287,166	$0.37	$1,207,583

Note 15. Income Taxes

The actual income tax expense for 2009 and 2008 differs from the statutory tax expense for the year (computed by applying the U.S. federal corporate tax rate of 34% to income before provision for income taxes) as follows:

		Effective		Effective
	2009	Tax Rate	2008	Tax Rate

Federal taxes at statutory rate	$(1,475,314)	34.00%	$(2,094,453)	34.00%
State income taxes, net of federal tax benefit	(132,630)	3.18	(176,977)	2.87
Other permanent differences	233,047	(4.16)	436,815	(7.09)
Change in valuation allowance	1,374,897	(33.02)	1,834,615	(29.78)

Total	$-	-%	$-	-%

The Company’s deferred tax assets are as follows:

	2009	2008

Deferred tax assets:
Depreciation and other	$151,958	$98,216
Allowance for doubtful accounts	16,389	13,640
Net operating loss carryover	7,192,888	6,152,133

Change in valuation allowance	7,361,235	6,263,989
Less: Valuation allowance	(7,361,235)	(6,263,989)

Net deferred tax asset	$-	$-

As of December 31, 2009, the Company has available approximately $19,100,000 of operating loss carryforwards, which may be used in the future filings of the Company’s tax returns to offset future taxable income for United States income tax purposes.  Net operating losses expire beginning in the year 2022.   As of December 31, 2009 and 2008, the Company has determined that due to the uncertainty regarding profitability in the near future, a 100% valuation allowance is needed with regards to the deferred tax assets.  Changes in the estimated tax benefit that will be realized from the tax loss carryforwards and other temporary differences will be recognized in the financial statement in the years in which those changes occur.

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

Carryback option was relinquished since the Company did not have prior year income and to preserve the right to carry forward net operating losses going forward.

The U.S. Federal jurisdiction and Florida are the major tax jurisdictions where the company files income tax returns.  The Company does not anticipate U.S. Federal or State examinations by tax authorities for years before 2006.

Note 16. Subsequent Events

During March 2010, the company entered into two convertible debt agreements to raise working capital and continue development of PuntoMio.

Falcon Consulting convertible debenture agreement - $500,000

On March 15th 2010, the Company entered into an agreement with Falcon Consulting to raise up to $500,000 through the sale of convertible debenture notes.  Falcon’s fee is comprised of a cash fee equal to 7% of the total amount raised.  Falcon will also receive 7% of any common shares sold upon conversion of the notes through July 15, 2010

As of March 26, 2010, the Company has entered into convertible note agreements with several shareholders of the Company totaling $310,000.  The terms of the convertible note agreements are:

●	The notes become due upon the earlier of July 15, 2010 or completion of a financing event in the amount of $4,000,000 or greater.
●	Annual interest rate of 2%, payable annually.
●	The convertible note holders have the option to convert the notes into stock of the Company at a conversion ratio of $.05 per $1.00 of principal outstanding.
●
The notes provide for a 20% warrant coverage with a strike price of $0.05 per share expiring March 15, 2011.  In the event $500,000 was raised and all note holders exercise their warrants, they would have the right to purchase up to 2,000,000 shares at $0.05 per share.

Convertible Bridge Loan Note $100,000

On March 8th 2010, the Company entered into a Loan agreement for $100,000.  Terms of the Loan Note are:

●	Discount granted at issuance of 3%.
●	Interest on the unpaid principal at 1.5% per month, payable monthly.
●	Maturity date May 7, 2010.
●	Company can prepay all or any part of principal without penalty.
●	Subject to lender concurrence, Company can extend the terms of the loan on a month to month basis at monthly interest rate of 1.5%.
●	Note is secured by SkyPostal, Inc.’s accounts receivable.
●	Lender may convert 100% of the note payable to Company’s common shares at $0.10 per share.