Form 10-Q
period 2010-03-31
SkyPostal Networks, Inc.
filed 2010-05-14
CIK 1354027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 14, 2010 there were 69,123,292 shares of the issuer’s $0.001 par value Common Stock outstanding.

P ART I
I TEM 1. FINANCIAL STATEMENTS

SKYPOSTAL NETWORKS, INC.
C ONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31, 2010
	(Unaudited)	December 31, 2009
ASSETS
CURRENT ASSETS
Cash	$154,883	$36,513
Accounts receivable, net	862,923	1,140,021
Prepaid expenses and other	129,350	61,135
TOTAL CURRENT ASSETS	1,147,156	1,237,669

DUE FROM STOCKHOLDER	17,582	1,974
PROPERTY AND EQUIPMENT, net	94,306	97,770
INTANGIBLE ASSETS, net	735,616	776,253
OTHER ASSETS, net	65,011	79,269
TOTAL ASSETS	$2,059,671	$2,192,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,650,364	$1,648,305
Accrued liabilities	798,216	772,217
Current portion of amount due on non-compete agreements	353,873	333,137
Customer deposits	2,074	1,603
18% Convertible note payable	100,000	-
2% Convertible notes, less unamortized discount of $225,398	176,602	-
Current portion of put option payable	1,488,000	1,296,000
TOTAL CURRENT LIABILITIES	4,569,129	4,051,262
NON-COMPETE AGREEMENTS, less current portion	142,000	173,500
EXCESS OF VALUE OF PUT OPTIONS OVER THE ESTIMATED
FAIR VALUE OF SHARES, less current portion	1,190,400	1,296,000
TOTAL LIABILITIES	5,901,529	5,520,762

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, $.001 par value, 150,000,0000 authorized, and 69,443,292 shares issued at March 31, 2010 and December 31, 2009.	69,444	69,444
Additional paid-in capital	21,568,485	21,308,161
Accumulated deficit	(25,020,754)	(24,299,296)
Treasury stock, at cost (320,000 shares at March 31, 2010 and December 31, 2009)	(320,000)	(320,000)
Accumulated comprehensive income/ (loss)	13,673	(4,644)
Noncontrolling interest	(152,706)	(81,492)
TOTAL STOCKHOLDERS’ DEFICIT	(3,841,858)	(3,327,827)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,059,671	$2,192,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPOSTAL NETWORKS, INC.
C ONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended March 31
	2010	2009

NET REVENUES	$1,502,993	$2,575,349

OPERATING EXPENSES
Cost of Delivery	1,347,196	2,120,999
General and Administrative	852,479	1,101,382
Stock Based Compensation	39,448	106,126
TOTAL OPERATING EXPENSES	2,239,123	3,328,507

OPERATING LOSS	(736,130)	(753,158)

OTHER EXPENSES/(INCOME)
Amortization of discount	3,000	-
Provision for (reversal of) excess value of put options over the estimated fair value of shares	86,400	(316,800)
Other	(25,008)	43,031
TOTAL OTHER EXPENSES/(INCOME)	64,392	(273,769)

Net Loss	(800,522)	(479,389)
Less: Net (loss)/income attributable to noncontrolling interest	(79,064)	11,866
Loss attributable to the controlling interest	$(721,458)	$(491,255)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,412,473	62,174,587
Effect of dilutive shares	-	-
Diluted	65,412,473	62,174,587

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPOSTAL NETWORKS, INC.
C ONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

	Common		Additional			Non-	Accumulated	Total
	Stock	Common	Paid-In	Accumulated	Treasury	Controlling	Comprehensive	Stockholder’s
	Issued	Stock	Capital	Deficit	Stock	Interest	Income	Deficit
BALANCES AT DECEMBER 31, 2009	69,443,292	$69,444	$21,308,161	$(24,299,296)	$(320,000)	$(81,492)	$(4,644)	$(3,327,827)
Components of comprehensive loss:
Net loss	-	-	-	(721,458)	-	(79,064)	-	(800,522)
Foreign currency translation adjustment	-	-	-	-	-	7,850	18,317	26,167
Total comprehensive loss	-	-	-	-	-	-	-	(774,355)

Stock compensation	-	-	39,448	-	-	-	-	39,448
Private placement fees for 2% convertible notes	-	-	(4,522)	-	-	-	-	(4,522)
Warrants issued with 2% convertible notes	-	-	64,598	-	-	-	-	64,598
Beneficial conversion feature issued with 2% convertible notes	-	-	160,800	-	-	-	-	160,800
BALANCES AT MARCH 31, 2010	69,443,292	$69,444	$21,568,485	$(25,020,754)	$(320,000)	$(152,706)	$13,673	$(3,841,858)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPOSTAL NETWORKS, INC.
C ONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(800,522)	$(479,389)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Amoritization on discount of 18% convertible note payable	3,000
Depreciation and amortization	47,726	40,741
Bad debt expense	7,761	-
Stock compensation	39,448	106,126
Revaluation and reduction of put option liability	86,400	(316,800)
Changes in assets and liabilities
Decrease in accounts receivable	269,337	16,971
(Increase) decrease in prepaids and other assets	(68,215)	58,627
(Increase) in due from stockholders	(15,608)	(19,946)
Decrease in intangible assets and other assets	13,558	224,406
(Increase) in accounts payable and accrued liabilities	20,777	(482,743)
Increase in customer deposits	471	3,139
Decrease in non-compete agreements	(8,005)	(62,027)
Net cash used in operating activities	(403,872)	(910,895)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition of LEL	-	11,753
Capital expenditures	(2,925)	(3,885)
Net cash (used in) provided by investing activities	(2,925)	7,868

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of capital stock, net of expenses	-	851,443
Proceeds from 18% Convertible note payable	97,000	-
Proceeds from 2% Convertible notes	402,000	-
Net cash provided by financing activities	499,000	851,443

Effect of exchange rate changes on cash	26,167	-
Net (decrease) increase in cash	118,370	(51,584)
Cash, beginning of period	36,513	309,455
Cash, end of period	$154,883	$257,871

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Supplemental Disclosures of Non-Cash Transactions
Non-compete agreement-LEL acquisition	$-	$100,000
Reduction of noncompete payable in exchange for payment of legal services	2,759	-
Discount recorded for 2% Convertible notes	225,398	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYPOSTAL NETWORKS, INC. AS OF AND FOR THE PERIOD ENDED MARCH 31, 2010

N OTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1  Organization

In April 2008, the Company entered into a reverse merger agreement, exchanged securities with a holding company and issued 29,000,000 shares of its common stock (the “Securities Exchange”) effectively becoming a reporting company. On July 25, 2008, The Company changed its name to SkyPostal Networks, Inc. (the “Company”).

In June 2008, the Company activated a subsidiary, SkyShop Logistics, Inc. doing business as “PuntoMio”, to offer a new service. PuntoMio co-markets with banks and others to facilitate cross border online shopping, customs clearance and delivery. The new service enables non-U.S. resident internet shoppers to know the ‘landed cost’ upfront and use PuntoMio as their mailing address for merchandise bought on U.S. e-commerce websites. The landed cost is the customs, duties, clearance and delivery cost to the non-U.S. resident customer. In October 2008, the PuntoMio.com website was successfully launched.

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

During third quarter 2009, the Company sold units comprised of one preferred share of PuntoMio, its subsidiary, plus one warrant to purchase one common share of the Company, at an exercise price of $.10 expiring July 1, 2012, for $1.00 per unit in a private placement. The Company sold 1,090,000 units of PuntoMio preferred stock and warrants for the Company’s common stock and received proceeds of $966,021 net of placement fees. In addition to the cash fee paid to the Falcon Consulting, the private placement agent, the Company issued Falcon Consulting 284,345 PuntoMio preferred shares for their efforts in connection with the private placement. At March 31, 2010, there exists a 24.1% non-controlling interest in PuntoMio, more fully described in Note 11 - Common and Preferred Stock and Note12 - Warrants.

The unaudited condensed consolidated financial statements for three months ended March 31, 2010 and 2009 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2010, and the results of its operations and cash flows for the three months ended March 31, 2010 and 2009. Operating results for the three ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

As shown in the accompanying condensed consolidated financial statements, the Company incurred an operating loss of $736,130 in the three months ended March 31, 2010, has total stockholder’s deficit of $3,841,858 as of March 31, 2010, and cash flow from operations has been negative for each of the last nine quarters through March 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern, which was the opinion included in the report of SkyPostal Network Inc.’s independent registered public accounting firm in the financial statements for the year ended December 31, 2009. The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

Note 2  Liquidity, Financial Condition and Management Plans

Liquidity and Financial Condition

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations and as of March 31, 2010 the accumulated deficit was $25,020,754. As of March 31, 2010, the Company’s current liabilities exceeded its current assets by approximately $3,421,973. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

During March 2010, the Company entered into a convertible note payable for $100,000 at 18% annual interest with conversion at $0.10 per share.  The Company also entered into 2% convertible notes totaling $402,000 with conversion at $0.05 per share.  The terms of the loans are fully detailed in Note 8 – Convertible Debt.  As of March 31, 2010, the Company owes $402,000 for the 2% convertible notes and starting April 1, 2010 will accrue the related interest.  The Company believes it is more likely than not that the 2% convertible note holders will want to have the principal and any accrued interest satisfied with stock at the agreed upon $0.05 per share.  The entire $100,000, 18% convertible loan is outstanding at March 31, 2010 and every 8th of the month, starting with April 8th, the Company will report as interest and pay 1.5% of outstanding principle.

The Company has two non-compete agreements and a put option agreement outstanding with shareholders. The Company has not made payments on the non-compete agreements of $170,873 and on the put option agreement of $320,000 for a combined unpaid total of $490,873 at March 31, 2010. The non-compete and put option agreement is described more fully in Note 7-Commitments and Contingencies. The Company believes that because the shareholders have a financial ownership interest in the Company and because the Company has an economically important arms length working relationship, the shareholders would not enforce their rights under the contract to request collection of monies due them nor pursue litigation under the non-compete agreement and put option agreement at this time because their interests are aligned with the success of the Company.

The Company is exploring other alternatives for financing and raising additional equity in the capital markets but there can be no assurances that these efforts will be successful.

Management Plans

Management is constantly seeking opportunities to lower operating and administrative costs and increase revenue in an effort to reduce the current negative cash flow, including the following initiatives achieved in the twelve months ended December 31, 2009 and continued during the three months ended March 31, 2010:

●	Increased investment in its PuntoMio’s e-commerce technology, banking relationships and international parcel post service to foreign shoppers and U.S. on-line merchants.

●	Repositioning its sales strategy by focusing efforts on generating higher margin international retail sales from Latin American countries.

●	Re-negotiating of contracts with certain key suppliers for better pricing and/or payment terms.

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

Note 3  Summary of Significant Accounting Policies

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

Management Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities related to cost of sales, the estimated useful lives for property and equipment, the value assigned to the warrants granted in connection with the various financing arrangements, valuation of the deferred tax asset, put option liability, and calculation for stock compensation expense. Actual results could differ from those estimates.

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

Cash

Cash primarily consists of demand deposits in interest and non-interest bearing accounts. The carrying amount of these deposits approximates their fair value. The Company’s balances maintained may, at times, exceed available depository insurance limits. As of May 14, 2010, the Company did not hold any balances in excess of available depository limits.

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

Capitalized Software Development Costs

Research and development costs are expensed as incurred. Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized, within property and equipment, in accordance with ASC No. 350-40, Internal-Use Software. Technological feasibility is demonstrated by the completion of a working model. Capitalized costs are amortized on a straight-line basis over three years which is the estimated useful life of the software product.  As of March 31, 2010 there were no unamortized software development costs.

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

Based on Management’s analysis no long-lived assets were impaired during the three months ended March 31, 2010.

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

Fair Value Measurements

The Company has determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. See Note 10- Fair Value Measurements.

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

The Company has a stockholder approved plan for stock based compensation.  At March 31, 2010, 4.7 million shares are available for employee and director compensation. There were no grants of stock issued during the three months ended March 31, 2010.

Loss Per Share

Basic loss per share is presented on the face of the consolidated statements of operations. Basic earnings or loss per share “EPS” is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during each period. Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period.  Due to the Company’s losses from continuing operations, dilutive potential common shares in the form of convertible notes, warrants and any shares issuable under the five million stock compensation plan were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

At March 31, 2010, there are 4,895,166 warrants outstanding related to the 2008 and 2009 capital raises and the 2% convertible notes sold during 1st quarter 2010.  The 2% convertible notes can be settled for $0.05 per share or 8,040,000 shares.  If the 2% convertible notes are converted into common stock, the financing agent is entitled to a 7% equity fee on total amount of shares converted or 562,000 shares based on the $402,000 sold through March 31, 2010.  The 18%, $100,000 convertible note can be settled for $0.10 per share or 1,000,000 shares.   See Note 8 – Convertible Debt and Note 12 – Warrants for full discussion of these dilutive shares.  In addition, under the current stock compensation plan, the Company can issue up to 4.7 million share to Directors and Employees.

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

Business Combinations and Non-controlling Interest

Effective March 1, 2009, the Company acquired 70% of the outstanding common stock of LEL, a Colombian logistics company. The Company used the acquisition method of accounting to account and report the LEL acquisition.   Effective September 30, 2009, the Company sold a 24.1% preferred equity interest in its wholly owned subsidiary PuntoMio for cash. The sales of the preferred non-controlling equity interest in PuntoMio was accounted for as additional paid-in capital. The ownership percentage of the non-controlling interests in PuntoMio and LEL has not changed as of March 31, 2010.

Note 4. Accounts Receivable and Concentration of Credit Risk

In the normal course of business, the Company incurs credit risk from accounts receivable by extending credit on a non-collateralized basis primarily to U.S. and non-U.S. based customers. The Company performs periodic credit evaluations of its customers’ financial condition as part of its decision to extend credit. The Company maintains an allowance for potential credit losses based on historical experience and other information available to Management. Accounts receivable, net, consisted of the following at March 31,

	2010	2009

Accounts Receivable	$914,236	$1,183,573
Less: Allowance for doubtful accounts	(51,313)	(43,552)
Accounts Receivable, net	$862,923	$1,140,021

During the three months ended March 31, 2010 and 2009, approximately 28.5% and 27.8%, respectively, of the Company’s revenues were generated from two customers.  During the same period, approximately, 23.5% and 45.5%, respectively, of the Company’s cost of sales was purchased from two vendors.

Note 5. Property and Equipment, net

Property and equipment, net, consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009

Office and computer equipment	$168,630	$167,698
Computer software	205,495	204,153
Furniture and fixtures	45,595	45,595
Warehouse equipment	72,296	71,645
Leasehold improvements	1,755	1,755

	493,771	490,846

Less: Accumulated Depreciation	(399,465)	(393,076)

Property and equipment, net	$94,306	$97,770

Depreciation expense for the three months ending March 31, 2010 and March 31, 2009 was $6,389 and $7,519, respectively.

Note 6. Intangible Assets, net

Intangible assets as of March 31, 2010 and December 31, 2009 are shown below:
	2010	2009	Life (yrs)

Trademarks	$89,944	$89,244	Indefinite
Customer List-LEL	81,020	81,020	Three
Non-Compete-LEL	100,000	100,000	Three
Non-Compete-Shareholder	735,000	735,000	Seven
Subtotal	1,005,964	1,005,264

Less: Accumulated Amortization	(270,348)	(229,011)

Intangible Assets, net	$735,616	$776,253

Amortization expense for the three months ending March 31, 2010 and March 31, 2009 was $41,337 and $33,390, respectively.

The Company has various registered trademarks in North America, Europe, Middle East and Latin America under which the Company trades depending on the market and co-marketing partner. The carrying value of the trademarks represents legal and other costs related to development and registration of the Company’s trademarks. Additional legal expenditures of $700, related to trademarks, were incurred and capitalized during the three months ended March 31, 2010. This investment is considered to have an indefinite life and as such is not amortized.

On February 27, 2009, the Company acquired 70 percent of the outstanding common stock of LEL. The purchase price was allocated to the tangible assets acquired and the liabilities assumed based on their respective fair values and any excess was allocated to the fair value of identifiable intangible assets, identified as LEL’s customer list, amounting to $81,020. The Company also entered into a non-compete agreement, with a shareholder of LEL, which includes payments totaling $100,000, comprised of 25 payments of $4,000 payable on a monthly basis. The customer list and non-compete agreement were recorded as intangible assets and are being amortized on a straight line basis over three years. The Customer List-LEL, net and the Non-Compete-LEL, net amounted to $54,008, and $66,664, respectively as of March 31, 2010.

Simultaneous with the Put Option Agreement, see Note 7 — Commitments and Contingencies, entered into on April 1, 2007, the Company also entered into a non-compete agreement with a shareholder. Under the Shareholder Non-Compete agreement the shareholder was to receive quarterly payments totaling $735,000 starting April 1, 2008 ending January 1, 2013. The non-compete agreement was recorded as an intangible asset on the balance sheet with an offsetting liability to recognize the cumulative future payments. The non-compete is amortized on a straight line basis over the term of the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. At March 31, 2010, the net balance of the non-compete agreement amounted to $525,000.

Note 7. Commitments and Contingencies

Put Option

On April 1, 2007, the Company and a shareholder entered into a Sale Option Agreement, (the “Put Option Agreement”), whereby 3,200,000 options (the “Option) were issued to the shareholder which could be put to the Company and obligate the Company to purchase and redeem at any time up to 3,200,000 shares of the Company’s common stock at the cash exercise price of $1.00. The shareholder may exercise in whole or in part up to 3,200,000 shares in quarterly increments of up to 160,000 common shares beginning with the quarter ended April 1, 2008. The Option expires on January 2, 2013. There is no requirement for the shareholder to put the Option to the Company.

The Company accounted for the Put Option as a liability at inception since the Put Option (a) embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and (b) requires or may require the issuer to settle the obligation by transferring assets. The Put Option was measured initially at the fair value of the shares at inception, adjusted for any consideration or unstated rights or privileges. The fair value was determined by the amount of cash that would be paid under the conditions specified in the contract if the shares were repurchased immediately. The Company initially recorded a liability and made subsequent fair value adjustments at each reporting period to reflect the fair market value of the shares to be received in the market if the Company were to sell the redeemed shares in the market.

Through March 31, 2010, the shareholder has put 640,000 shares to the Company at an exercise price of $1.00. The Company made payments totaling $320,000 to the shareholder and has a liability due the shareholder of $2,678,400 and $2,592,000 at fair value of which $1,488,000 and $1,296,000 is current at March 31, 2010 and December 31, 2009, respectively. The Company believes that the shareholder will not exercise the Put Option until such time as the Company’s stock is trading above $1 per share. However, the Company reports the full amount of the Put Option Agreement as a liability less the market value of the Company stock on each balance sheet date.

The Company recorded the following fair value adjustments to the Put Option:

		Liability Per	Shares	Put
	Market	Share	Subject to	Option	(Gain)/
	Share Price	($1 exercise price)	Put Option	Liability	Loss
Three months ended March 31, 2010	$0.07	$0.93	2,880,000	$2,678,400	$86,400
Twelve months ended December 31, 2009	$0.10	$0.90	2,880,000	$2,592,000	$374,400

Non-Compete Agreements

Simultaneous with the Put Option Agreement, the Company also entered into a non-compete agreement with the aforementioned shareholder. Under the Shareholder Non-Compete agreement, the shareholder was to receive quarterly payments totaling $735,000 starting April 1, 2008 ending January 1, 2013 per a schedule in the agreement. The non-compete agreement was recorded as an intangible asset on the balance sheet with an offsetting liability to recognize the cumulative future payments. The non-compete is amortized on a straight line basis over the term of the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. See Note 6- Intangible Assets.

In accordance with the prescribed schedule in the Shareholder Non-Compete agreement, the Company made payments on behalf of the shareholder of $2,759 during the three months ending March 31, 2010.  The payments made reduced the amounts owed under the non-compete agreement. The total amount due to the shareholder for the non-compete agreement at March 31, 2010 is $431,873.

At March 31, 2010, amounts due on the liability related to the shareholder non-compete agreement is as follows:

Payment Schedule for March 31,	Amount
2010	$305,873
2011	91,000
2012	35,000
2013	-
Total	$431,873

At March 31, 2009, the liability related to the non-compete agreements included $64,000 payable to a minority shareholder of LEL, of which $48,000 is classified as current and $16,000 as non-current.

Litigation

The Company may become a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of Management, there were no matters that would have a material adverse effect on the financial condition of the Company as of March 31, 2010 and December 31, 2009.

Note 8. Convertible Debt

During March 2010, the Company entered into two convertible debt agreements to raise working capital and continue the development of PuntoMio.

2% Convertible Notes - $402,000

On March 15th 2010, the Company entered into an agreement with Falcon Consulting to raise up to $500,000 through the sale of convertible notes. Falcon’s fee is comprised of a cash fee equal to 7% of the total monies raised. Falcon Consulting will also receive 7% of any common shares issued upon conversion of the notes through July 15, 2010.  The Company accrued the 7% cash fee owed to Falcon Consulting as of March 31, 2010 of $28,140.  The cost was allocated to debt issuance costs and additional paid-in-capital  based on the relative fair values.  The debt issuance cost of $23,618 will be amortized through July 15, 2010.

As of March 31, 2010, the Company has entered into convertible note agreements with several investors of the Company totaling $402,000. The terms of the convertible note agreements are:

●	The notes become due upon the earlier of July 15, 2010 or completion of a financing event in the amount of $4,000,000 or greater.

●	Annual interest rate of 2%, payable annually to begin accruing starting April 1, 2010.

●	The convertible note holders have the option to convert the notes into stock of the Company at a conversion ratio of $.05 per $1.00 of principal outstanding, at any time.

●
The notes provide for a 20% warrant coverage with a strike price of $0.05 per share expiring March 15, 2011. In the event $500,000 was raised and all note holders exercise their warrants, they would have the right to purchase up to 2,000,000 shares at $0.05 per share.  1,608,000 warrants have been issued as of March 31, 2010.

Proceeds of $402,000 from the sale of the 2% convertible notes were received at the end of March 2010 therefore March 31, 2010 was deemed the commitment date.  Each convertible promissory note was tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date.  The Company recognized a beneficial conversion feature of $160,800 which was recorded as a discount to the convertible promissory notes with an offset to additional paid-in capital.  The discount related to the conversion feature will be amortized starting April 1, 2009 through July 15, 2010, the due date of the note.

The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of one year for expected term, volatility of 390.53%, no dividends and a risk free interest rate of .41%.   The discount related to the warrants for common stock was determined to be $64,598 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  The discount related to the warrants will be amortized over the life of the warrants from April 1, 2010 through March 15, 2011.

The total amount due on the 2% convertible notes is $402,000, however it is presented on the Balance Sheet of the Financial Statement as $176,602, net the two discounts to be amortized.

18% Convertible Note Payable - $100,000

On March 8th 2010, the Company entered into a note agreement for $100,000. Terms of the note payable are:

●	Discount granted at issuance of 3%.

●	Interest on the unpaid principal at 1.5% per month, payable monthly.

●	Maturity date is May 7, 2010, subsequently extended to June 7, 2010.

●	Company can prepay all or any part of principal without penalty.

●	Subject to lender concurrence, Company can extend the terms of the loan on a month to month basis at monthly interest rate of 1.5%.

●	Note is secured by SkyPostal Network’s, Inc.’s accounts receivable to the extent of the amount owed.

●      Lender may convert 100% of the note payable to Company’s common shares at $0.10 per share.

The proceeds of $97,000 were received March 8th 2010 and the convertible note was tested for a beneficial conversion feature at the time of issuance by comparing the effective conversion price to the fair value of the Company’s stock.  The Company determined that the 18%, $100,000 convertible note payable did not have an embedded beneficial conversion feature and thus did not recognize any reduction to the carrying amount of the convertible debt.  The Company will report the 1.5% monthly interest starting April 8, 2010.

Note 9. Stock-Based Compensation

Common Stock Awards

As of March 31, 2010, the future compensation expense related to awarded, non-vested stock that will be recognized is $41,463 and is expected to be recognized over a weighted average period of 0.58 years.

The Company recognized $39,448 and $106,126 of share-based compensation expense during the three months ended March 31, 2010 and 2009, respectively. A summary of the Company’s non-vested stock, as of December 31, 2009 and changes during the three months ended March 31, 2010 is presented below:

		Weighted
		Average Grant-
		Date Fair Value	Grant Date
	Shares	(per share)	Fair Value
Nonvested at December 31, 2009	688,046	$0.55	$380,023
Awarded	-	-	-
Vested	(100,000)	0.15	(15,000)
Forfeited	-	-	-
Nonvested at March 31, 2010	588,046	$0.62	$365,023

As of March 31, 2010 and December 31, 2009, there were no options available for issuance and none were outstanding, however, there are 4.7 million shares of common stock available for issuance from the stock compensation plan.

Note 10. Fair Value Measurements

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

The following table presents the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, for each fair value hierarchy level.
	Put Option Liability
	March 31, 2010	December 31, 2009
Level I	$2,678,400	$2,592,000
Level II	-	-
Level III	-	-
Total	$2,678,400	$2,592,000

Note 11. Common and Preferred Stock

The Company is authorized to issue 150,000,000 shares with par value $.001 and 50,000,000 preferred shares with par value $.001. At March 31, 2010 and December 31, 2009, 69,443,292 shares of the Company’s common stock were issued and 69,123,292 shares are outstanding. The Company has 320,000 common shares as treasury stock which it accounted for using the cost method.

During the three months ending March 31, 2010 there was no change to the Company’s common or preferred stock issued or outstanding.

Note 12. Warrants

Falcon Consulting and others earned 2,653,195 warrants with an exercise price of $0.50 as equity fee for 2008 private placement and bridge loans. During 2009, 456,029 warrants were cancelled and 100,000 common shares issued in lieu of the warrants. The 2,197,166 warrants issued in 2008 were valued by an independent service at $188,144 and have an expiration date of March 11, 2011. At March 31, 2010 and December 31, 2009, the 2,197,166 warrants issued are all outstanding.

In 2009, 1,090,000 warrants were issued as part of the third quarter 2009 private placement with an exercise price of $0.10 per share and an expiration date of July 1, 2012. The warrants were valued by an independent service at $174,400. They are all outstanding at March 31, 2010 and December 31, 2009.

During March 2010, warrants were issued as part of the 2% Convertible Notes.  The notes provide for a 20% warrant coverage with a strike price of $0.05 per share expiring March 15, 2011.  As of March 31, 2010, $402,000 was received therefore the note holders were issued 1,608,000 warrants to purchase 1,608,000 shares at $0.05 per share.

		Exercise	Proceeds	Expiration
	Warrants	Price	Upon Exercise	Dates
Outstanding at December 31, 2009	3,287,166	$0.37	$1,207,583	March 11, 2011 and July 1, 2012
Awarded	1,608,000	0.05	80,400	March 15, 2011
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2010	4,895,166	$0.26	$1,287,983

Note 13. Subsequent Events

3% Senior Secured Convertible Note - $150,000

On May 7, 2010, the Company entered into a secured convertible note agreement with a limited partnership.

The terms of the senior secured convertible note agreement are:

●	The note principle and any accrued interest can become due and payable anytime by written notice.

●	The note has an annual interest rate of 3%, compounded monthly.

●	The note holders have an option to convert outstanding principal and any accrued unpaid interest into stock of the Company at a conversion ratio of $.05 per $1.00. The note does not contain any warrants.

●	The note is secured by all of the Company’s assets to the extent of the outstanding principle and any accrued unpaid interest.

2% Convertible Notes - $95,000

On March 15th 2010, the Company entered into an agreement with Falcon Consulting to raise up to $500,000 through the sale of convertible notes. Falcon’s fee is comprised of a cash fee equal to 7% of the total monies raised. Falcon Consulting will also receive 7% of any common shares sold upon conversion of the notes through July 15, 2010.  As of March 31, 2010, $402,000 had been collected, see Note 8 – Convertible Debt, 3% Convertible Notes $402,000.

From April 1, 2010 through April 19, 2010, the Company has entered into 2% convertible note agreements with shareholders of the Company totaling an additional $95,000. The terms of the convertible note agreements are:

●	The notes become due upon the earlier of July 15, 2010 or completion of a financing event in the amount of $4,000,000 or greater.

●	Annual interest rate of 2%, payable annually to begin accruing starting April 15, 2010.

●	The convertible note holders have the option to convert the notes into stock of the Company at a conversion ratio of $.05 per $1.00 of principal outstanding.

●
The notes provide for a 20% warrant coverage with a strike price of $0.05 per share expiring March 15, 2011. In the event $500,000 was raised and all note holders exercise their warrants, they would have the right to purchase up to 2,000,000 shares at $0.05 per share.  Warrants for 380,000 shares at $0.05 per share related to the $95,000 convertible notes have been issued as of May 14, 2010.

Redemption of  PuntoMio preferred stock and warrants

During May 2010, the Company entered an exchange agreement with the holders of the 1,428,145 PuntoMio preferred stock and purchase and cancelation of 1,090,000 warrants issued in September 30, 2009.

The agreement provides for the Company to exchange eight Company preferred shares for every one PuntoMio preferred shares.  The Company would issue 11,425,160 convertible preferred shares to redeem 1,428,145 PuntoMio preferred shares.  In addition, the Company agrees to purchase and cancel the 1,090,000 warrants issued in September 30, 2009 for a cash redemption price of $0.10 per warrant.

The Company is authorized to issue 50,000,000 preferred shares with par value of $0.001.  Upon any liquidation, dissolution or winding up of the Company, the holders of the preferred stock have preference to receive distribution before any payment is made to common stockholders.  Preferred stock holders have equal rights to common stock holders to any dividends that may be declared.  Finally, preferred stock holders have equal equity interest as Common Stock holders but do not possess voting rights.

Finally, each preferred stock holder has the right to convert, at any time, each preferred share into one common share of the Company.

I TEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company operates facilities in Miami, FL, Newark, NJ and Bogota, Colombia for the sorting and consolidating of mail for shipment to specific countries in Latin America. The facilities in Bogota, in particular, provide the Company with certain competitive advantages with respect to faster delivery times to Latin America and also lower sorting and handling costs than in the U.S. Management believes that faster delivery times provide a meaningful differential advantage with respect to the decision making of customers. The Company outsources its mail sorting facility in London, which processes mail originating in Europe and bound for Latin America.

In October 2008, the Company activated PuntoMio, a subsidiary, to begin offering a new service. The new service enables non-U.S. resident internet shoppers to use PuntoMio as their mailing address for U.S. e-commerce websites. PuntoMio is a shopping facilitator for foreign online buyers which provides a U.S. address to buyers. This facilitates shopping on U.S. online merchant sites, wherein many e-tailers do not accept orders from foreign buyers. The PuntoMio service assists the buyers in finding products, price comparison, use of the U.S. address, transportation, customs clearance, and delivery to the buyer’s home. It is a less costly alternative to the express carriers and more efficient than the international parcel post service offered by the world’s national postal services, since it provides secured, online visibility of the parcel until delivery has taken place.

Results of Operations for the Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009.

The following table sets forth, for the periods indicated, statements of operations information from our unaudited condensed consolidated statements of operations with changes from the same three month period in 2009.

	Three Months Ended March 31,		Increase/(Decrease)
	2010	2009	Amount	Percent

NET REVENUES	$1,502,993	$2,575,349	$(1,072,356)	(41.6%)

OPERATING EXPENSES:
Cost of Delivery	1,347,196	2,120,999	(773,803)	(36.5)
General and Administrative	852,479	1,101,382	(248,903)	(22.6)
Stock Based Compensation	39,448	106,126	(66,678)	(62.8)
TOTAL OPERATING EXPENSES	2,239,123	3,328,507	(1,089,384)	(32.7)

OPERATING LOSS	(736,130)	(753,158)	17,028	(2.3)

OTHER EXPENSES/(INCOME):
Amortization of discount	3,000	-	3,000
Provision for (reversal of) excess value of put options over the estimated fair value of shares	86,400	(316,800)	403,200	(127.3)
Other	(25,008)	43,031	(68,039)	(158.1)
TOTAL OTHER EXPENSES/(INCOME)	64,392	(273,769)	338,161	(123.5)

Net Loss	(800,522)	(479,389)	(321,133)	67.0
Less: Net (loss)/income attributable to noncontrolling interests	(79,064)	11,866	(90,930)	(766.3)
Loss attributable to the controlling interests	$(721,458)	$(491,255)	$(230,203)	46.9

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,412,473	62,174,587	3,237,886	5.2
Effect of dilutive shares	-	-	-
Diluted	65,412,473	62,174,587	3,237,886	5.2

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.01)	$0.00
Diluted	$(0.01)	$(0.01)	$0.00

Revenue

The Company generates revenue on the tonnage of mail and parcels delivered, measured in kilograms, based on the distance to deliver, contract terms for committed annual tonnage, tracking services and volume discounts. Tonnage in the three months ended March 31, 2010 decreased by 39.2% compared to the three months ended March 31, 2009 primarily attributable to the reduction of high volume low margin business from Europe.  The decrease in tonnage is primarily due to the ongoing migration of mail to electronic alternatives that continues to erode the mail business.  The decrease in weight resulted in the 41.6% decline in revenue, however, despite the lower demand, the revenue per kilo only declined by 4.0% during the three months ending March 31, 2010 compared to the same period in 2009.

Management believes that overall industry mail tonnage will continue to decrease while parcel volumes from the U.S. and Europe into Latin America will increase due to general demand increase for U.S. products. In addition, Management believes that higher margin business originating in Latin America and Caribbean will increase as the Company continues to build on new retail customers in the region.

The following schedule highlights the Company’s U.S. and foreign sourced revenue including the revenues of PuntoMio and LEL, for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,				Change
Region	2010	Percent of Total	2009	Percent of Total	Amount	Percent

U.S.	$1,016,151	67.6%	$1,607,196	62.4%	(591,045)	(36.8)%
Foreign	486,842	32.4%	968,153	37.6%	(481,311)	(49.7)%
Total	$1,502,993		$2,575,349		(1,072,356)	(41.6)%

Operating Expenses

Cost of Delivery. The total cost of delivery decreased as a function of sales, however on a per kilogram basis the expense increased by 4.5% compared with the same period in the prior year.  The increase largely reflects the increase in customs costs related to parcel delivery into Latin America. The Company continues to phase out lower margin business and expects gross margin to improve in the next twelve months as the PuntoMio business continues to expand.  Cost per kilogram will vary with the price of oil and the margin between revenue and delivery costs would be adversely affected by any significant increases in oil prices.

General and Administrative. This expense decreased by $249,000 during the three months ended March 31, 2010 primarily due to cost containment of sales, marketing and travel expenses of $73,000; salaries reductions of $120,000, rent decrease of $40,000 and IT consulting cost decrease of $13,000 compared to the same period 2009.

Stock Based Compensation. This expense decreased by $67,000 during the three months ended March 31, 2010 primarily due to the decrease in employee and director stock grants for service. No shares for compensation were granted during the three months ended March 31, 2010.  During the same period in 2009, the Company granted 300,000 shares subject to three year vesting schedule.

Other Expenses

Amortization of debt issuance discount. The Company incurred $3,000 of debt issuance discount from the 18%, 100,000 note payable with a 3% discount entered into in March 2010.  See financial statement Note 8 – Convertible Debt for full discussion on all convertible debt.

Revaluation of Put Option Liability. The Company records a mark to market adjustment every reporting period to adjust the fair value of the put option liability (see Put Option and Non-compete Agreements below). During the three months ended March 31, 2010, the stock price of the Company was less than the $1.00 exercise price of the put option resulting in a net charge to earnings of $86,400. During the three months ended March 31, 2009, the stock price was above the $1.00 exercise price resulting in a net gain to earnings of $316,800.

Other Expenses decreased by $68,000 during the three months ended March 31, 2010 primarily due $49,000 of  income recognized for foreign currency transaction gains and a $21,000 reduction of acquisition costs not incurred in 2010.

Net Income (Loss) Attributable to the Non-Controlling Interest

This amount is the portion of earnings in LEL and PuntoMio attributable to the non-controlling shareholders whom hold 30% common equity and 24.1% preferred equity interest in those subsidiaries, respectively. The Company acquired a 70% interest in LEL effective March 1, 2009. The change of the Company’s equity interest in PuntoMio from 100% to 75.9% occurred effective September 30, 2009 as a result of the third quarter capital raise for PuntoMio and has not changed as of March 31, 2010.

Put Option and Non-Compete Agreements

The Company entered into a Put Option agreement and a Non-Compete agreement with the same shareholder on April 1, 2007, referred to herein as the “Put Option” agreement and “Shareholder Non-Compete” agreement. The Put Option liability is adjusted on a quarterly basis determined by the market share price on the reporting date. During the 3 months ending March 31, 2010 and 2009, the Company recognized a fair value adjustment resulting in a loss of $86,400 and gain of $316,800, respectively, related to the put option agreement. The Company has paid down a portion of the shareholder Non-Compete and at March 31, 2010 and December 31, 2009 is $431,873 and $434,633, respectively.

In addition, the Company has a non-compete with LEL’s shareholder referred to as the LEL’s minority shareholder, referred to as the “LEL Non-Compete”.  As compensation for the minority shareholder agreeing not to compete with the Company for one year after any separation, the Company agreed to make 25 monthly payments of $4,000 commencing April 2009, one month after closing of the LEL acquisition. At March 31, 2010, the liability related to the LEL Non-Compete agreement was $64,000, of which $48,000 is classified as current and $16,000 as non-current.

Please refer to Note 7 - Commitments and Contingencies of the Consolidated Financial Statements for a full discussion of information regarding the Put Option and Non-Compete Agreements.

Liquidity

The Company’s primary recurring source of liquidity is the cash provided through its on-going operations. Proceeds from additional sales of debt and equity securities over the last two years have been used for the development of new products and services, operating losses and for corporate working capital needs. For the three months period ended March 31, 2010, cash increased by $118,370 compared to a decrease of $51,584 during the same period of 2009.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Three Months Ended March 31
Net cashed provided (used) by operating activities	2010	2009
Operating activities	$(403,872)	$(910,895)
Investing activities	(2,925)	7,868
Financing activities	499,000	851,443

The cash used by operating activities during the three months ended March 31, 2010 of $403,872 was primarily due to the net loss incurred of $800,522 adjusted for decrease in accounts receivable of $269,337, revaluation of the put option liability of $86,400, depreciation expense of $47,726 and stock compensation expense of $39,448.

The cash used by investing activities of $2,925 during the three months ended March 31, 2010 was primarily due to computers and other fixed assets acquired.

The cash provided by financing activities during the three months ended March 31, 2010 due to the convertible debt proceeds.  See financial statements Note 8 – Convertible Debt for full discussion.

Given the conditions in international financial markets, which affect many companies, there can be no assurances of the Company’s ability to raise additional capital through the issuance of debt or equity securities in order to reduce or eliminate the continuing negative cash flow.

Financial Condition

The Company’s current liabilities exceed current assets by $3,421,973 and through March 31, 2010 has an accumulated deficit of $25,020,754.

As of March 31, 2010, the Company owes $502,000 on two convertible notes.  The 18%, 100,000 was due May 7th and was extended one month at the same 1.5% monthly interest rate.  The 2% convertible notes are due July 15th, 2010 or on the occurrence of a $4 million financing event.  The convertible debt is fully described in financial statement Note 8 – Convertible Debt.   The Company has also previously entered into two non-compete agreements.  As of March 31, 2010, the Company has failed to make scheduled payments totaling $158,873 due on the Shareholder Non-Compete agreement. The Company owes $12,000 to another shareholder for the LEL Non-Compete.  Both non-compete agreements and put option liability are fully described in Note 7 – Commitments and Contingencies.   The non-compete and put option agreements do not provide for any significant remedies for the counterparty in the event of non-payment.  In Management’s opinion the failure of the Company to make payments on the Shareholder Non-Compete will not have an adverse effect on the Company’s business, financial condition or liquidity. Neither the Put Option, nor Shareholder Non-Compete nor LEL Non-Compete bear any interest penalty on the unpaid portion.

During May 2010, the Company entered into various convertible note purchase agreements. Please refer to Note 13 – Subsequent Events for full discussion.

I TEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies. However, risk factors relating to the Company and Company’s securities are described below under “Part II Item 1A Risk Factors.”

I TEM 4.  CONTROLS AND PROCEDURES

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

 (b)        Internal Control Over Financial Reporting

In connection with the assessment of our internal control over financial reporting included in our 2008 Annual Report on Form 10-K, as amended by Form 10-K/A filed on April 24, 2009, we determined that material weaknesses existed in our internal controls over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As response to these materials weaknesses detected and reported on the 2008 annual report, the Company completed the following actions during the twelve months ended December 31, 2009 to address material weaknesses in controls and procedures outlined on page 23 and 24 of our 2008 Form 10-K:

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

●           Company Action - Effective June 1, 2009, the Company engaged on a consulting basis a former Partner of a Big 4 accounting firm with extensive experience in addressing complex and technical transactions to assist the Company with technical transactions, external reporting and enhancement of our internal control environment over financial reporting. This Consultant assisted in the preparation and review of our Form 10-Q for the periods ending June 30, 2009 and September 30, 2009. For the period ending December 31, 2009 and March 31, 2010, Management engaged another firm also with previous Big 4 and extensive SEC technical accounting experience to ensure complete disclosure and correct presentation as required by the SEC for smaller reporting companies.

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

●           Company Action — In November 2009, the Company issued a revised employee handbook that addresses the guidelines and policies that address sexual harassment, conflicts of interest, confidential information and trust regulations as well as the Foreign Corrupt Practices Act. All employees were required to attend a presentation regarding the November 2009 revised employee handbook and sign an acknowledgement form as evidence of their attendance. Management will continue to hold this presentation annually to continue to educate the employees and foster good corporate citizenship. In addition, since November 2009, all new hires are provided a copy of the handbook and are required to sign an acknowledgement form.

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

●           Company Action — The Company ensured that each computer used for the Company’s financial reporting is password restricted. In addition, the Company has implemented automatic daily backups for all computers containing schedules and other data used for financial reporting.

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

●           Company Action — The Company’s general ledger system is an off the shelf commonly used application with no customization. The Company maintains its general ledger system on a server kept in a secured server room with limited access. The general ledger application is backed up daily and data restoration tests have been successful. Access to make any changes to the general ledger was severely restricted during the third quarter 2009 and is password protected. Only accounting personnel have access to make changes to the Company’s general ledger and only those changes within the scope of their responsibility. Other personnel with a need to see reports from the general ledger system possess view-only access.  In addition, the Controller reviews a system generated listing of general ledger access on a quarterly basis to ensure restricted access is maintained.

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

Neither this Quarterly Report nor the Annual Report Form 10-K filed on March 31, 2010 include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only Management’s report in this Quarterly Report.

P ART II - OTHER INFORMATION

I TEM 1.  LEGAL PROCEEDINGS

None.

I TEM 1A.  RISK FACTORS

An investment in the Company’s common stock is speculative and involves a high degree of risk.  You should carefully consider the risks described in the Company’s annual report From 10-K filed on March 31, 2010 and other information in this report before purchasing any shares of the Company’s common stock.  Such factors may have a significant impact on its business, operating results, liquidity and financial condition.  As a result of the identified risk factors, actual results could differ materially from those projected in any forward-looking statements.  Additional risks and uncertainties not presently known to the company, or that are currently considered to be immaterial, may also impact the Company’s business, operating results, liquidity and financial condition.  If any such risks occur, the Company’s business, operating results, liquidity and financial condition could be materially affected in an adverse manner.  In addition, the trading price of the Company’s stock, when and if a market develops for the Company’s stock, could decline.

I TEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010, the Company did not sell any restricted securities exempt from registration under the Securities Act of 1933 (the “Securities Act”).  However the Company entered into two convertible debt arrangements that as of May 14, 2010 have not been converted to equity.  The two convertible debt instruments are more fully described in financial statement Note 8 – Convertible Debt.

Securities Authorized For Issuance Under Equity Compensation Plan

At March 31, 2010, under plans approved by the Board of Directors, the Company had outstanding to management, employees and directors stock grants of common stock, as shown below.

Plan Category	Number of securities to be issued upon vesting	Weighted-average price of outstanding unvested securities granted	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	688,046	$0.55	4,700,000

Equity compensation plans not approved by security holders	-	-	-

The  688,046 shares to vest in 2010 and 2011 were granted under the August 1, 2006 stock compensation plan.  None of  these are attributable to executive officers.  The 2006 plan was replaced by the plan in effect as of July 1, 2008.

Effective July 1, 2008 as voted on in the 2008 proxy, shareholders authorized an equity compensation plan comprised of 5,000,000 shares.  Only 300,000 shares have been granted and therefore 4.7 million shares are outstanding at March 31, 2010.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

None.

I TEM 4.  REMOVED AND RESERVED

I TEM 5.  OTHER INFORMATION

Mr. E. Harold “Hal” Gassenheimer was appointed Director of SkyPostal Network, Inc.’s Board of Directors effective May 5, 2010.  Mr. Gassenheimer brings over 30 years of financial and general management experience to the Company’s Board of Directors.  Mr. Gassenheimer obtained his MBA from the Harvard School of Business and began his career at ExxonMobil where he served 23 years in various executive positions developing expertise in international tax, legal and accounting matters.  Since ExxonMobil, Mr. Gassenheimer has participated as a partner with responsibility for finance in several large real estate development projects where he arranged debt financing and handled reporting requirements with banks.   He was the Treasurer of Cunard Line Limited and Seabourn Cruise Line, a division of Carnival Corporation for three years where he rebuilt the controls, systems and procedures for cash management.  Following that, Mr. Gassenheimer served as CFO for Avalon Research Group until its successful sale in 2005. Since then, he has served as CFO of Reefbreak Management, a hedge fund and COO of MAMC, Inc., a mortgage servicer.  Mr. Gassenheimer is currently the CFO of Littlebanc, an investment firm.

I TEM 6.  EXHIBITS

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

SkyPostal Networks, Inc.

Date: May 14, 2010	/s/ Albert Hernandez
Albert Hernandez
Chief Executive Officer and President

Date: May 14, 2010	/s/ A J Hernandez
A J Hernandez
Chief Financial Officer