Form 10-Q
period 2010-06-30
SkyShop Logistics, Inc.
filed 2010-08-16
CIK 1354027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 000-50983

SkyShop Logistics, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	27-0005846
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

7805 NW 15th Street
Miami, Florida 33126
(Address of principal executive offices) (Zip Code)

(305) 599-1812
(Registrant’s telephone number, including area code)

SkyPostal Networks, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date. As of August 13, 2010 there were 81,135,819 shares of the issuer’s Common Stock, $0.001 par value, outstanding.

PART I
ITEM 1.  FINANCIAL STATEMENTS

SKYSHOP LOGISTICS, INC. (FORMERLY SKYPOSTAL NETWORKS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	Unaudited
ASSETS	June 30, 2010	December 31, 2009
CURRENT ASSETS
Cash	$1,487,186	$36,513
Accounts receivable, net	642,398	1,140,021
Prepaid expenses and other	241,295	61,135
TOTAL CURRENT ASSETS	2,370,879	1,237,669

DUE FROM STOCKHOLDER	37,224	1,974
PROPERTY AND EQUIPMENT, net	91,045	97,770
INTANGIBLE ASSETS, net	697,159	776,253
OTHER ASSETS, net	325,555	79,269
TOTAL ASSETS	$3,521,862	$2,192,935

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$858,723	$1,648,305
Accrued liabilities	1,051,220	772,217
Current portion of amount due on non-compete agreements	386,171	333,137
Customer deposits	735	1,603
Current portion of put option payable	278,400	1,296,000
TOTAL CURRENT LIABILITIES	2,575,249	4,051,262

CONVERTIBLE DEBT, LESS UNAMORTIZED DISCOUNTS OF $2,477,579	98,821	-
NON-COMPETE AGREEMENTS, less current portion	98,000	173,500
EXCESS OF VALUE OF PUT OPTIONS OVER THE ESTIMATED
FAIR VALUE OF SHARES, less current portion	-	1,296,000
TOTAL LIABILITIES	2,772,070	5,520,762

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, $.001 par value, 50,000,000 authorized,	11,425	-
11,425,160 issued and outstanding at June 30, 2010 and
none issued and outstanding at December 31, 2009
Common stock, $.001 par value, 150,000,000 authorized, 81,455,819 and
69,443,292 shares issued and 81,135,819 and 69,123,292 shares
outstanding at June 30, 2010 and December 31, 2009, respectively	81,457	69,444
Additional paid-in capital	27,004,346	21,308,161
Accumulated deficit	(26,051,754)	(24,299,296)
Treasury stock, at cost (320,000 shares at June 30, 2010 and December 31, 2009)	(320,000)	(320,000)
Accumulated comprehensive income (loss)	13,614	(4,644)
Non-controlling interest	10,704	(81,492)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	749,792	(3,327,827)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,521,862	$2,192,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC. (FORMERLY SKYPOSTAL NETWORKS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009

NET REVENUES	$2,316,410	$2,170,082	$3,819,403	$4,745,431

OPERATING EXPENSES
Cost of delivery	1,859,215	1,901,218	3,206,411	4,022,216
General and administrative	917,212	1,158,670	1,769,691	2,260,053
Stock based compensation	50,749	149,731	90,197	255,857
TOTAL OPERATING EXPENSES	2,827,176	3,209,619	5,066,299	6,538,126

OPERATING LOSS	(510,766)	(1,039,537)	(1,246,896)	(1,792,695)

OTHER EXPENSES/(INCOME)
Interest	13,969	-	16,969	-
Amortization of discounts	377,486	-	377,486	-
Changes in excess of value of put option
over the estimated fair value of shares	(44,800)	691,200	41,600	374,400
Other	22,352	210,991	(2,656)	254,022
TOTAL OTHER EXPENSES/(INCOME)	369,007	902,191	433,399	628,422

NET LOSS	(879,773)	(1,941,728)	(1,680,295)	(2,421,117)

Net (loss) income attributable to non-controlling
interest	(22,626)	8,143	(101,690)	20,009

Loss attributable to the controlling interest	(857,147)	(1,949,871)	(1,578,605)	(2,441,126)

Deemed dividend on convertible preferred stock	(798,333)	-	(798,333)	-

Net loss attributable to common shareholders	$(1,655,480)	$(1,949,871)	$(2,376,938)	$(2,441,126)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	77,073,559	62,264,511	73,624,692	62,157,926
Effect of dilutive shares	-	-	-	-
Diluted	77,073,559	62,264,511	73,624,692	62,157,926

NET INCOME/(LOSS) PER SHARE to common
shareholders:
Basic	$(0.02)	$(0.03)	$(0.03)	$(0.04)
Diluted	$(0.02)	$(0.03)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC. (FORMERLY SKYPOSTAL NETWORKS, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

										Total
	Preferred		Common		Additional			Non-	Accumulated	Stockholder's
	Stock	Preferred	Stock	Common	Paid-In	Accumulated	Treasury	Controlling	Comprehensive	Equity
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Stock	Interest	Income	(Deficit)
BALANCES AT
DECEMBER 31, 2009	-	$-	69,123,292	$69,444	$21,308,161	$(24,299,296)	$(320,000)	$(81,492)	$(4,644)	$(3,327,827)

Components of comprehensive loss:
Net loss	-	-	-	-	-	(1,578,605)	-	(101,690)	-	(1,680,295)
Foreign currency translation	-	-	-	-	-	-	-	7,824	18,258	26,082
adjustment
Total comprehensive loss	-	-	-	-	-	-	-	-	-	(1,654,213)

Stock compensation - vesting	-	-	-	-	65,597	-	-	-	-	65,597
of employee and director shares
Common stock issued for	-	-	345,000	345	24,255	-	-	-	-	24,600
director fees payable
Common stock issued for	-	-	1,000,000	1,000	99,000	-	-	-	-	100,000
trade payable
PuntoMio Exchange	11,425,160	11,425	-	-	786,908	-	-	-	-	798,333
Disposition of non-controlling	-	-	-	-	(12,209)	(173,853)	-	186,062	-	-
interest in PuntoMio
Deemed dividend from	-	-	-	-	(798,333)	-	-	-	-	(798,333)
PuntoMio Exchange
Redemption of warrants included in	-	-	-	-	(109,000)	-	-	-	-	(109,000)
PuntoMio preferred stock exchange
Effect of adjustment of put option	-	-	-	-	2,355,200	-	-	-	-	2,355,200
payable (see Note 7)
Broker fee for 3% $2.26m	-	-	-	-	(52,522)	-	-	-	-	(52,522)
Convertible Note
Warrants issued with 3% $2.26m	-	-	-	-	375,268	-	-	-	-	375,268
Convertible Note
Beneficial conversion feature attributed	-	-	-	-	1,884,732	-	-	-	-	1,884,732
to 3% $2.26m Convertible Note
Warrants issued with 3% $316k	-	-	-	-	52,538	-	-	-	-	52,538
Convertible Note
Beneficial conversion feature attributed	-	-	-	-	263,862	-	-	-	-	263,862
to 3% $316k Convertible Note
Conversion of 2% $402k & $95k	-	-	9,969,660	9,970	488,513	-	-	-	-	498,483
Convertible Notes into common stock
Private placement equity fee for conversion	-	-	697,867	698	(698)	-	-	-	-	-
of 2% $402k & $95k convertible notes
Private placement fees for 2% $95k	-	-	-	-	(1,069)	-	-	-	-	(1,069)
Convertible Notes
Warrants issued with 2% $95k	-	-	-	-	15,267	-	-	-	-	15,267
Convertible Notes
Beneficial conversion feature attributed	-	-	-	-	38,000	-	-	-	-	38,000
to 2% $95k Convertible Notes
Private placement fees for 2% $402k	-	-	-	-	(4,522)	-	-	-	-	(4,522)
Convertible Notes
Warrants issued with 2% $402k	-	-	-	-	64,598	-	-	-	-	64,598
Convertible Notes
Beneficial conversion feature attributed	-	-	-	-	160,800	-	-	-	-	160,800
to 2% $402k Convertible Notes

BALANCES AT
JUNE 30, 2010	11,425,160	$11,425	81,135,819	$81,457	$27,004,346	$(26,051,754)	$(320,000)	$10,704	$13,614	$749,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC (FORMERLY SKYPOSTAL NETWORKS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,680,295)	$(2,421,117)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Discount on 18% convertible note payable	3,000	-
Amoritization of 3% and 2% convertible debt discounts	374,486	-
Amoritization of 3% and 2% convertible debt issuance	39,320
Depreciation and amortization	95,632	99,391
Bad debt expense	7,761	-
Stock compensation expense	90,197	255,857
Revaluation of put option liability	41,600	374,400
Changes in assets and liabilities
Decrease in accounts receivable	489,862	398,867
(Increase) decrease in prepaids and other assets	(180,160)	17,572
(Increase) in due from stockholders	(35,250)	(33,708)
(Increase) decrease in intangible assets and other assets	(25,329)	363,907
Decrease in accounts payable and accrued liabilities	(417,446)	(78,077)
Decrease (increase) in customer deposits	(868)	3,431
Decrease in non-compete agreements	(19,707)	(12,041)
Net cash used in operating activities	(1,217,197)	(1,031,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition of LEL	-	11,753
Capital expenditures	(6,212)	(7,337)
Net cash (used in) provided by investing activities	(6,212)	4,416

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of capital stock, net of expenses	-	836,443
Warrants (redeemed) exercised	(109,000)	15,000
Proceeds from Convertible Notes payable	3,007,000	-
Payments of Convertible Notes payable	(250,000)	-
Net cash provided by financing activities	2,648,000	851,443

Effect of exchange rate changes on cash	26,082	10,299

Net increase (decrease) in cash	1,450,673	(165,360)
Cash, beginning of period	36,513	309,455
Cash, end of period	$1,487,186	$144,095

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$6,592	$-

Supplemental Disclosures of Non-Cash Transactions:
Non-compete agreement-LEL acquisition	$-	$100,000
Reduction of noncompete payable in exchange for payment of legal services	2,759	62,027
Common stock issued for trade payable	100,000	23,722
Discount recorded and fully amortized for 2% Convertible Notes	278,665	-
Discount recorded for 3% Convertible Notes	2,576,400	-
Adjustment to put option liability	2,355,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC. (FORMERLY SKYPOSTAL NETWORKS, INC.)
AS OF AND FOR THE PERIOD ENDED JUNE 30, 2010
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Basis of Presentation

On July 16, 2010, SkyPostal Networks, Inc., a Nevada corporation, changed its name to SkyShop Logistics, Inc. (“the Company”)  to better describe the repositioning of its primary operations to that of an international e-commerce service company.  Through its trademarked name “PuntoMio”, the Company is engaged in cross border shopping facilitation by providing services to non-U.S. based shoppers accessing U.S. online merchant sites.  The service provides a U.S. address and calculates the “landed cost” including the cost of shipping, customs and delivery for the buyer prior to the purchase.  Online merchants wishing to sell to international buyers can eliminate the risks associated with foreign sales by utilizing the Company’s Global e-Cart solutions and delivering the purchase to a U.S. address. The Company’s subsidiary, SkyPostal, Inc., provides international, bar-coded, low cost distribution of catalogs, books and publications below United States Postal Service (“USPS”) costs with track and trace visibility.  The Company relies on its own proprietary integrated delivery network consisting of commercial and cargo airlines, customs brokers, local private postal services and delivery companies linked by its PosTrac mail and parcel tracking system.

The condensed consolidated financial statements for three and six months ended June 30, 2010 and 2009 included herein are not audited and have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and Article 8 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). The condensed consolidated balance sheet at December 31, 2009 has been derived from audited consolidated financial statements; however, these Notes to Condensed Consolidated Financial Statements do not include all of the information and notes required by US generally accepted accounting principles (“GAAP”) for complete consolidated financial statements.  The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the US Securities and Exchange Commission (“SEC”). In the opinion of Management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of results for these interim periods and in order to make the condensed financial statements not misleading.

Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

Note 2.  Liquidity, Financial Condition and Management Plans

Liquidity and Financial Condition

As shown in the accompanying condensed consolidated financial statements, the Company incurred an operating loss of $510,766 and $1,246,896 for the three and six months ended June 30, 2010. Cash flow from operations has been negative for each of the last ten quarters through June 30, 2010. These factors indicate that the Company’s ability to continue as a going concern is dependent on its ability to continue to raise capital to support its ongoing restructuring and repositioning efforts.  There is no assurance that the Company will have access to additional equity capital.  The report from the Company’s independent registered public accounting firm included with the audited consolidated financial statements as of and for the year ended December 31, 2009 expressed doubts about our ability to continue as a going concern.  Management believes that, based on its budget and forecast for the next 12 months, the Company has sufficient cash on hand and projected cash flow to meet its cash needs through June 30, 2011.  These consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

During the first half of 2010 the Company entered into various transactions and agreements impacting its current and future liquidity.  In May 2010, the Company entered into a Note Purchase Agreement whereby the Company agreed to sell a 3% senior secured convertible note and warrants in exchange for proceeds of $2,260,000.  On May 19, 2010, the Company issued a $2.26 million note maturing on May 19, 2013 that bears interest at an annual rate of 3% and payable monthly beginning on June 1, 2010.  These loan proceeds were used to pay-off certain loan obligations, trade payables and expenses.  The balance of the proceeds will be used to support the development of PuntoMio.  The principal and accrued interest for this note are convertible at any time at the option of the note holder into shares of the Company’s common stock at a conversion price of $0.05 per share.  The warrants expire on May 19, 2013 and are exercisable into 9,040,000 shares of the Company’s common stock at an exercise price of $0.15 per share.  The note and related warrants are more fully described in Note 8 – Convertible Debt and Note 12 – Warrants.  As of August 13, 2010, none of the note holders of the $2.26 million convertible note have exercised their option to convert any part of the note into stock or exercised warrants to purchase common shares.

As discussed in Note 7 – Commitment and Contingencies, in April 2010, a shareholder agreed to modify the terms of the Shareholder Put Option and Non-Compete Agreements.  As a result of the change in terms of the Put Option, the Company determined that the put rights requiring the Company’s purchase and redemption of 2,560,000 shares had no value.  On April 21, 2010, the Company adjusted the liability related to the 2,560,000 shares valued at $2,355,200 based on the closing trading price of the Company’s common shares, with offset to additional paid in capital.  The Company continues to be contingently liable for the remaining 2,560,000 shares under the Put Option.  This adjustment resulted in a significant change to the financial position of the Company.  The adjustment reduced the Company’s total current liabilities and working capital deficit, and increased the Company’s equity capital.

On May 7th, 2010, the Company issued a senior secured convertible note payable for $150,000 to serve as a bridge loan in anticipation of the Note Purchase Agreement.  This note provided for conversion into shares of the Company’s common stock at a conversion price of $0.05 per share.  On May 20th, 2010, the Company paid the convertible note in full with proceeds from the $2.26 million financing.  There were no fees or interest incurred on this convertible loan.

In April 2010, the Company issued 2% convertible notes totaling $95,000 with a conversion feature to convert the principal and accrued interest from the notes into shares of the Company’s common stock at a conversion price of $0.05 per share.  In March 2010, the Company issued 2% convertible notes totaling $402,000 with a conversion feature to convert the principal and accrued interest from the notes into shares of the Company’s common stock at a conversion price of $0.05 per share.   These convertible notes were issued with warrants to purchase up to 1,988,000 shares of the Company‘s common stock at an exercise price of $0.05 per share and expire on March 15, 2011.  In May 2010, the holders of these notes exercised the right to convert these notes for common stock.  They converted the notes into 10,667,527 shares of the Company’s common stock.  As of August 13, 2010, the convertible note holders have not exercised their warrants.  The terms of the convertible notes and related conversion features are more fully described in Note 8 – Convertible Debt.  The terms of the associated warrants are more fully described in Note 12 – Warrants.

During March 2010, the Company issued a convertible note payable for $100,000 at 18% annual interest and which is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share. The note was paid in full on May 20, 2010.  During the life of the loan, the Company incurred and paid a total of $6,592 in interest based on 1.5% monthly rate of outstanding principal.

The Company is exploring other alternatives for financing and raising additional equity in the capital markets but there can be no assurances that these efforts will be successful.

Management Plans

Management is constantly seeking opportunities to lower operating and administrative costs and increase revenue in an effort to reduce the current negative cash flow, including the following initiatives achieved in the twelve months ended December 31, 2009 and continued during the six months ended June 30, 2010:

●	Repositioning of the Company’s core focus from low margin mail distribution to provision of higher margin shopping facilitation services to foreign consumers and U.S. merchants.

●
Increased investment in its PuntoMio’s e-commerce technology, foreign co-marketing banking relationships, internet marketing and international parcel post service to foreign shoppers and U.S. online merchants.

●	Repositioning its sales strategy by focusing efforts on generating higher margin international retail sales from and to Latin American countries.

●	Re-negotiating of contracts with certain key suppliers for better pricing and payment terms.

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

Management does not believe that any recently issued, but yet effective, accounting standards if currently adopted would have a material effect on accompanying condensed consolidated financial statements.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SkyShop Logistics, Inc. formerly SkyPostal Networks, Inc., as parent, and all entities in which the Company has a controlling voting interest. The Company has a controlling interest in SkyShop Logistics Group, Inc. doing business as “PuntoMio”, SkyPostal, Inc. and Logistics Enterprises “LEL”. All significant intercompany accounts and transactions between have been eliminated in consolidation.

Reclassification

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation.

Cash

Cash primarily consists of demand deposits in interest and non-interest bearing accounts. The carrying amount of these deposits approximates their fair value. The Company’s balances maintained may, at times, exceed available depository insurance limits. At June 30, 2010, the Company had $987,186 – an amount in excess of the federally insured limits, but held by reputable financial institutions.

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

Based on Management’s analysis, no long-lived assets were deemed impaired during the six months ended June 30, 2010.

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

Revenue Recognition and Cost of Delivery

Revenue is recognized upon delivery of a letter or a package in accordance with ASC 605-20, Revenue and Expense Recognition for Freight Service in Process.  Cost of Delivery is comprised of postage, export line haul costs, clearance costs, and hand delivery costs.

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

Stock Based Compensation Plan

The Company accounts for stock based compensation according to ASC No. 505-50, Equity-Based Payments to Non-Employees, and ASC No. 718, Compensation-Stock Compensation. Stock-based compensation for awards granted prior to, but not yet vested, as of January 1, 2006 are recorded as if the fair value method required for pro forma disclosure under previous accounting standards were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we recognized compensation expense based on the estimated grant date fair value method using the Lattice option pricing model prior to April 2008 and the Black-Scholes option pricing model thereafter. For these awards, we recognized compensation expense using a straight-line amortization method (prorated). ASC No. 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest, after considering estimated forfeitures.

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

On September 30, 2009, the Company sold a 24.1% preferred equity interest in its wholly owned subsidiary PuntoMio and Company warrants for cash proceeds of $966,021 for cash.  Effective April 30, 2010, the Company entered into an equity exchange (“PuntoMio Exchange”) with the preferred interest holders of PuntoMio.  The Company exchanged eight preferred convertible shares of the Company for every one PuntoMio preferred share.  Simultaneous to the PuntoMio Exchange, the Company bought back or redeemed 1,090,000 warrants for $109,000.  There is no longer a non-controlling interest in PuntoMio as of June 30, 2010.  The ownership percentage of the non-controlling interest in LEL has not changed.

Note 4.  Accounts Receivable and Concentration of Credit Risk

In the normal course of business, the Company incurs credit risk from accounts receivable by extending credit on a non-collateralized basis primarily to U.S. and non-U.S. based customers. The Company performs periodic credit evaluations of its customers’ financial condition as part of its decision to extend credit. The Company maintains an allowance for potential credit losses based on historical experience and other information available to Management. Accounts receivable, net, consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009

Accounts Receivable	$692,083	$1,183,573
Less: Allowance for doubtful accounts	(49,685)	(43,552)
Accounts Receivable, net	$642,398	$1,140,021

During the three months ended June 30, 2010 and 2009, approximately 58% and 26%, respectively, of the Company’s revenues were generated from two customers. During the same period, approximately, 43% and 23%, respectively, of the Company’s cost of sales was purchased from two vendors and one vendor, respectively.

During the six months ended June 30, 2010 and 2009, approximately 52% and 25%, respectively, of the Company’s revenues were generated from two customers. During the same period, approximately, 35% and 26%, respectively, of the Company’s cost of sales was purchased from two vendors and one vendor, respectively.

Note 5.  Property and Equipment, net

Property and equipment, net, consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009

Office and computer equipment	$171,345	$167,698
Computer software	206,066	204,153
Furniture and fixtures	45,595	45,595
Warehouse equipment	72,296	71,645
Leasehold improvements	1,755	1,755

	497,057	490,846

Less: accumulated depreciation	(406,012)	(393,076)

Property and equipment, net	$91,045	$97,770

Depreciation expense for the three months ending June 30, 2010 and June 30, 2009 was $6,547 and $10,173, respectively.  Depreciation expense for the six months ending June 30, 2010 and June 30, 2009 was $12,936 and $17,692 respectively.

Note 6.  Intangible Assets, net

Intangible assets as of June 30, 2010 and December 31, 2009 are shown below:

	2010	2009	Life (yrs)

Trademarks	$92,824	$89,244	Indefinite
Customer List-LEL	81,020	81,020	Three
Non-Compete-LEL	100,000	100,000	Three
Non-Compete-Shareholder	735,000	735,000	Seven
Subtotal	1,008,844	1,005,264

Less: Accumulated Amortization	(311,685)	(229,011)

Intangible Assets, net	$697,159	$776,253

Amortization expense for the three months ending June 30, 2010 and June 30, 2009 was approximately $41,000 and $49,000, respectively. Amortization expense for the six months ending June 30, 2010 and June 30, 2009 was approximately $83,000 and $82,000, respectively.

The Company has various registered trademarks in North America, Europe, Middle East and Latin America under which the Company trades depending on the market and co-marketing partner. The carrying value of the trademarks represents legal and other costs related to development and registration of the Company’s trademarks. Additional legal expenditures of $3,580, related to trademarks, were incurred and capitalized during the six months ended June 30, 2010. This investment is considered to have an indefinite life and as such is not amortized.

On February 27, 2009, the Company acquired 70 percent of the outstanding common stock of LEL. The purchase price was allocated to the tangible assets acquired and the liabilities assumed based on their respective fair values and any excess was allocated to the fair value of identifiable intangible assets, identified as LEL’s customer list, amounting to $81,020. The Company also entered into a non-compete agreement with a shareholder of LEL, which includes payments totaling $100,000, comprised of 25 payments of $4,000 payable on a monthly basis. The customer list and non-compete agreement were recorded as intangible assets and are being amortized on a straight line basis over three years. The Customer List-LEL, net and the Non-Compete-LEL, net amounted to $47,255, and $58,330, respectively, as of June 30, 2010.

Simultaneous with the Put Option Agreement, see Note 7 — Commitments and Contingencies, entered into on April 1, 2007, the Company also entered into a non-compete agreement with one of its shareholders. Under the Shareholder Non-Compete Agreement, the shareholder was to receive quarterly payments beginning on April 1, 2008 and ending on January 1, 2013. The non-compete agreement was recorded as an intangible asset on the balance sheet in the amount of $735,000 with an offsetting liability to recognize the cumulative future payments in 2008. The non-compete is amortized on a straight line basis over the term of  the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. At June 30, 2010, the net balance of the non-compete agreement recorded as an intangible asset amounted to $498,750.

Note 7.  Commitments and Contingencies

Put Option

On April 1, 2007, the Company and a shareholder entered into a Sale Option Agreement, (the “Shareholder Put Option Agreement”), whereby 3,200,000 options (the “Put Option”) were issued to the shareholder which, when exercised, obligate the Company to purchase and redeem up to 3,200,000 shares of the Company’s common stock at a cash exercise price of $1.00 per share. The shareholder had the right to exercise at any time up to 3,200,000 shares in quarterly increments of up to 160,000 common shares beginning with the quarter ended April 1, 2008. The Put Option expires on January 2, 2013.

The Company accounted for the Put Option as a liability at inception since the Put Option (a) embodied an obligation to repurchase the equity shares, and (b) required the Company to settle the obligation by transferring assets. The Put Option was measured initially at the fair value of the shares at inception. The fair value was determined by the amount of cash that would be paid under the conditions specified in the agreement if the shares were repurchased immediately. The Company has made subsequent fair value adjustments to the liability at each reporting period to reflect the fair value of the Company’s common shares to be received if the Company were to sell the redeemed shares in the market.  Therefore, the fair value of the Put Option liability consisted of the shares available under the Put Option at a cash exercise price of $1.00 per share, less the market value of the Company’s common stock for such shares on the reporting date.

On April 21, 2010, as a condition for entering into the 3% $2.26m Convertible Note (see Note 8. – Convertible Debt), the shareholder agreed to a change of terms within the Shareholder Put Option Agreement.  The shareholder agreed to not exercise the Put Option until the closing price for the Company’s common stock on the principal market on which such common stock trades is greater than $1.00 (subject to adjustment for stock splits, stock dividends and similar events) for 60 consecutive days.  Except for this change, the Shareholder Put Option Agreement will remain in full force and effect in accordance with its respective terms.  From April 2007 to April 2010, the shareholder has put 640,000 shares to the Company at an exercise price of $1.00 per share and the Company has made payments totaling $320,000 to the shareholder.  As of April 21, 2010 immediately before the change in terms, there were 320,000 shares to be redeemed, and 2,560,000 shares remaining that may be put to the Company for purchase and redemption under the Put Option.  As a result of the change in terms, which restrict the shareholders’s right to exercise the Put Option, the Company determined that the put rights requiring the Company’s purchase and redemption of 2,560,000 shares had no value.  On April 21, 2010, the Company adjusted the liability related to the 2,560,000 shares valued at $2,355,200 based on the closing trading price of the Company’s common shares, with offset to additional paid in capital.  The Company continues to be contingently liable for the remaining 2,560,000 shares under the Put Option.  Should the Company’s trading price remain above $1.00 per common share for 60 consecutive days reinstituting the Put Option rights, then fall below $1.00 per share, a liability would be recognized and charged to earnings in the period. A summary of the Put Option at December 31, 2009, the effect of elimination of a portion of the liability at April 21, 2010 and the Put Option at June 30, 2010 is as follows:

			Effect of
			April 21, 2010				Six Month
	December 31, 2009		Adjustment		June 30, 2010		Change in
	Shares	Value	Shares	Value	Shares	Value	Fair Value

Put Option exercised and unpaid	320,000	$288,000			320,000	$278,400	$(9,600)
Remaining Put Option liability	2,560,000	2,304,000	-	$(2,355,200)	2,560,000	-	51,200
Total Put Option	2,880,000	$2,592,000			2,880,000	$278,400	$41,600

For the three and six months ended June 30, 2010, the Company recognized in its operating results adjustments to the fair value of the Put Option in the amount of a gain of $44,800 and a loss of $41,600, respectively.

Non-Compete Agreements

Simultaneous with the Shareholder Put Option Agreement, the Company also entered into a non-compete agreement (the “Shareholder Non-Compete Agreement”) whereby the shareholder was to receive quarterly payments totaling $735,000 beginning April 1, 2008 and ending on January 1, 2013 pursuant to a schedule in the agreement. The Shareholder Non-Compete Agreement was recorded as an intangible asset on the balance sheet with an offsetting liability to recognize the cumulative future payments.  The agreed-upon value of the non-compete is being amortized on a straight line basis over the term of the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. See Note 6 - Intangible Assets.

On April 21, 2010, as a condition for entering into the 3% $2.26m Convertible Note (see Note 8. – Convertible Debt), the shareholder agreed to a change of terms within the Shareholder Non-Compete Agreement.  The shareholder agreed to waive any payments under the Non-Compete Agreement until the Company achieves positive annualized net positive cash flow from operations (determined in accordance with U.S. GAAP after deducting capital expenditures) of at least $750,000 for three consecutive fiscal quarters.  Except for this change, the Shareholder Non-Compete Agreement will remain in full force and effect in accordance with its respective terms.  The Company remains liable for the obligation.

At the request of the shareholder, the Company made payments on behalf of the shareholder of $2,208 and $4,967 during the three and six months ending June 30, 2010, respectively, reducing amounts owed under the Shareholder Non-Compete Agreement.

At June 30, 2010, amounts due on the liability related to the Shareholder Non-Compete Agreement are as follows:

Payment Schedule for June 30,	Amount
2010	$331,665
2011	77,000
2012	21,000
2013	-
Total	$429,665

In addition, at June 30, 2010, the Company’s current liability related to non-compete agreements included $54,506 payable to a minority shareholder of LEL.  Through June 30, 2010, $45,494 has been paid on the LEL non-compete agreement.

Litigation

The Company may become a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of Management, there were no matters that would have a material adverse effect on the Company’s consolidated financial statements taken as whole as of June 30, 2010 and December 31, 2009.

Note 8.  Convertible Debt

During the six months ended June 30, 2010, the Company entered into several convertible note agreements.  In March 2010, the Company entered into two convertible debt agreements to raise working capital and continue the development of PuntoMio.

3% Convertible Note - $2,260,000 (“3% $2.26m Convertible Note”)

On May 18th 2010, the Company entered into a Note Purchase Agreement and other agreements with LBI Investments, LLC whereby the Company agreed to issue a 3% Senior Secured Convertible Note and Warrant for cash proceeds of $2,260,000.  A broker fee on this transaction was agreed to at 14% of the note principal and the Company concurrently entered into a $316,400 convertible note agreement for the broker fee.

The terms of the 3% $2.26m Convertible Note agreements are:

●	The note becomes due on May 19, 2013 and bears interest at 3% annually, payable monthly beginning on June 1, 2010.

●
The principal of the note and any accrued and unpaid interest are convertible into shares of the common stock of the Company at conversion price of $0.05 per share at any time at the option of the note holder  The conversion price is adjustable in the event of any stock split, stock dividend or other recapitalization of the Company.

●
In conjunction with the convertible debt agreements, warrants equivalent to 20% or the note principal were issued with a strike price of $0.05 per share expiring May 19, 2013.  The warrant exercise price is adjustable in the event of any stock split, stock dividend or other recapitalization of the Company.  These warrants contain a cashless exercise feature.

●	The note agreements contain a registration rights agreement whereby the holders may at any time demand registration under the Securities Act.

●	The convertible note is secured by a first priority lien on substantially all of the Company’s and PuntoMio’s assets and a guarantee by PuntoMio.

●
The note agreements contain various provisions impacting the Company including: (i) a stock reservation provision whereby the Company shall reserve shares of common stock for issuance to the note and warrant holder equal to the number of shares required upon conversion of the note and exercise of the warrant; (ii) restrictions on the payment of dividends, distributions, redemption of stock and warrants, and the making of loans; (iii) participation rights in any subsequent securities offering; (iv) indemnification of certain investor parties; and (v) appointment of four members of our Board of Directors.

Proceeds of these convertible notes were tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. After determination of the fair value of the warrants, the Company recognized a beneficial conversion feature of $1,884,732 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 334.888%, no dividends and a risk free interest rate of 1.59%. The discount related to the warrants for common stock was determined to be $375,268 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense.  For the period from issuance to June 30, 2010, the Company amortized $72,291 related to the discount for the beneficial conversion feature and $14,394 related to the discount on the warrants.  As of June 30, 2010, the entire $2,260,000 convertible note is outstanding and is carried at $86,685 net of discounts in the accompanying consolidated balance sheet.

3% Convertible Note - $316,400 (“3% $316k Convertible Note”)

With respect to the May 18, 2010 Note Purchase Agreement with LBI Investments, LLC, the broker fee was 14% of the note principal. The Company entered into a $316,400 convertible note agreement with the broker  The Company recorded the broker fee payable by allocating the fair value of the fee related to the warrant discount of $52,522 to Additional Paid-in Capital and capitalizing the remainder to Other Asset – Debt Issuance Cost for $263,878.  The debt issuance cost will be amortized to financing fees over the life of the convertible note.

The terms of the 3% convertible note agreement are:

●	The note becomes due on May 19, 2013 and bears interest of 3% annually, payable monthly beginning on June 1, 2010.

●	The principal of the note and accrued and unpaid interest are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share.

●
The notes provide for 20% warrant coverage with a strike price of $0.05 per share and expire on May 19, 2013.  Warrants to purchase 9,040,000 shares of common stock at $0.05 per share have been issued and are outstanding at June 30, 2010.

The Company tested the $316,400 convertible note for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. The Company recognized a beneficial conversion feature of $263,862 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 334.888%, no dividends and a risk free interest rate of 1.59%. The discount related to the warrants for common stock was determined to be $52,538 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense.   For the period from issuance to June 30, 2010, the Company amortized $10,121 related to the discount for the beneficial conversion feature and $2,015 related to the discount on the warrants.  As of June 30, 2010, the entire $316,400 convertible note is outstanding and is carried at $12,136 net of discounts in the accompanying consolidated balance sheet.

2% Convertible Notes - $402,000 and $95,000

On March 15th 2010, the Company entered into an agreement with Falcon Consulting to raise up to $500,000 through the sale of convertible notes. In March and April 2010, the Company entered into convertible note agreements with several investors of the Company totaling $497,000. The terms of the convertible note agreements are:

●	The notes become due upon the earlier of July 15, 2010 or completion of a financing event in the amount of $4,000,000 or greater.

●	Annual interest rate of 2%, payable annually and to accrue beginning on April 1, 2010.

●	The convertible note holders have the option to convert the notes into shares of the Company’s stock at a conversion ratio of $.05 per $1.00 of principal outstanding, at any time.

●	The notes provide for 20% warrant coverage with a strike price of $0.05 per share expiring March 15, 2011. As of June 30, 2009, 1,988,000 warrants have been issued.

Proceeds of $497,000 from these convertible notes were tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. The Company recognized a beneficial conversion feature of $198,800 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of one year for expected term, volatility of 390.53%, no dividends and a risk free interest rate of .41%. The discount related to the warrants for common stock was determined to be $79,865 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.

In May 2010, the $497,000 convertible note holders converted the principal plus accrued interest of $1,483 owed to them into 9,969,660 shares of common stock at the $0.05 conversion price.

The private placement agent, Falcon Consulting, earned a cash fee comprised of 7% of the total monies raised or $34,790.  The amount was allocated to additional paid-in-capital and debt issuance costs based on the relative fair values of the conversion feature and the warrants resulting in a $5,591 charged to additional paid-in capital and the remaining $29,199 to debt issuance cost. These amounts were being amortized through July 15, 2010; however, the remaining amount of $21,595 was expensed upon conversion on May 19, 2010.

In addition, Falcon Consulting was entitled to receive 7% of any common shares issued upon conversion of the notes through July 15, 2010.

On May 20, 2010, Falcon earned 697,876 shares of common stock upon conversion of these notes valued at $55,830 based on the closing trading price of the Company’s common stock on that date.  These shares were deemed to be placement fees related to the sale of issuance of common stock and thus were charged to additional paid-in capital.  In total, 10,667,527 shares of common stock were issued for the $497,000 convertible debt.  None of this debt is outstanding at June 30, 2010. The unamortized discounts of $147,027 and $73,626 related to the remaining beneficial conversion features and the warrants, respectively, were charged to interest expense.

18% Convertible Note Payable - $100,000

On March 8th 2010, the Company entered into a note agreement for $100,000. Terms of the note payable were:

●	Discount granted at issuance of 3% charged to interest expense.

●	Interest on the unpaid principal at 1.5% per month, which was payable monthly.

●	Maturity date was May 7, 2010, subsequently extended to June 7, 2010.

●	Note was secured by the Company’s accounts receivable to the extent of the amount owed.

●	Lender had option to convert 100% of the note payable to Company’s common shares at a conversion price of $0.10 per share.

The proceeds of $97,000 were received March 8th 2010 and the convertible note was tested for a beneficial conversion feature at the time of issuance by comparing the effective conversion price to the fair value of the Company’s stock. The Company determined that the 18%, $100,000 convertible note payable did not have an embedded beneficial conversion feature and thus did not recognize any reduction to the carrying amount of the convertible debt.  In May 2010, the Company paid the note payable with $100,000 cash proceeds from the 3% $2.26m Convertible Note.  The Company incurred and paid $6,592 of interest expense related to this note.

3% Convertible Note Payable - $150,000

On May 7th 2010, the Company entered into a convertible note agreement for $150,000. Terms of this note payable were:

●	Interest on the unpaid principal accrued at 3% annually.

●	The loan was due on demand.

●	Note was secured by the Company’s assets including accounts receivable to the extent of the amount owed.

●	Lender had option to convert 100% of the note payable to Company’s common shares at a conversion price of $0.05 per share.

The proceeds of $150,000 were received on May 8, 2010 and the convertible note was tested for a beneficial conversion feature at the time of issuance by comparing the effective conversion price to the fair value of the Company’s stock. The Company determined that the 3%, $150,000 convertible note payable did have an embedded beneficial conversion feature.  However, the 3% $2.26m Convertible Note was used to pay this 3% $150,000 note payable in full and since the 3% $150,000 loan was repaid within twelve days as expected, the Company reversed the discount and no interest was incurred or expensed.

Below is a summary of convertible debt agreements entered into during the six months ended June 30, 2010:

	Amount Due and Discounts at Issuance				Amount Due and Discounts at June 30, 2010
Convertible Security Description	Amount Due	Beneficial Conversion Feature	Warrants	Net Amount	Amount Due	Unacreted Discounts	Net Amount

2% $95k Convertible Notes	$95,000	$38,000	$15,267	$41,733	-	-	-
2% $402k Convertible Notes	402,000	160,800	64,598	176,602	-	-	-
3% $2.26m Convertible Note	2,260,000	1,884,732	375,268	-	2,260,000	2,173,315	86,685
3% $316k Convertible Note	316,400	263,862	52,538	-	316,400	304,264	12,136
3% $150k Convertible Note	150,000	60,000	-	90,000	-	-	-
18% $100k Convertible Note	100,000	-	-	100,000	-	-	-

	$3,323,400	$2,407,394	$507,671	$408,335	$2,576,400	$2,477,579	$98,821

Note 9.  Stock-Based Compensation

Common Stock Awards

The Company recognized $50,749 and $149,731 of share-based compensation expense during the three months ended June 30, 2010 and 2009, respectively, related to the vesting of previously awarded stock.  As of June 30, 2010, the future compensation expense related to awarded, non-vested stock that will be recognized is $165,539, and this amount is expected to be recognized over a weighted average period of 1.63 years.  At June 30, 2010, the Company is obligated to issue 488,046 shares of common stock to employees and directors whose stock grants vested during the six months ended June 30, 2010.  A summary of the Company’s non-vested stock as of December 31, 2009 and changes during the six months ended June 30, 2010 is presented below:

			Weighted
			Average Grant-
		Grant Date	Date Fair Value	Unamortized
	Shares	Fair Value	(per share)	Value
Nonvested at December 31, 2009	688,046	$-	$0.55	$380,023
Awarded	1,545,000	180,600	0.12	177,467
Vested	(833,046)	-	0.49	(391,952)
Forfeited	-	-	-	-
Nonvested at June 30, 2010	1,400,000	$180,600	$0.13	$165,539

On June 18, 2010, 1,200,000 restricted shares with a three year vesting period were awarded to members of the Board of Directors valued at $156,000 based on the closing price of the Company’s common stock on that date.  In addition, on April 20, 2010 and May 10, 2010, our Board of Directors granted 45,000 and 300,000 shares of fully vested common stock to prior members of the Board of Directors for work performed on behalf of the Company.  These shares were valued at $24,600 based on the closing trading price of the Company’s common stock on the date of grant and charged to compensation expense.  In summary, the Company recognized $90,197 and $255,857 of share-based compensation expense during the six months ended June 30, 2010 and 2009, respectively, related to the award and vesting of shares to directors and employees.

The July 2008 stock compensation plan authorized 5,000,000 shares for issuance and since then, a total of 1,845,000 shares have been granted.  Therefore, 3,155,000 shares of common stock are available for issuance from the current stock compensation plan.

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

The following table presents the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, for each fair value hierarchy level.

	Put Option Liability
	June 30, 2010	December 31, 2009
Level I	$278,400	$2,592,000
Level II	-	-
Level III	-	-
Total	$278,400	$2,592,000

Note 11.  Common and Preferred Stock

During the three months ending June 30, 2010, the Company had several equity transactions.  The Company issued 1,000,000 shares of common stock valued at $100,000 by the parties as partial settlement of a trade payable.  The Company converted 2% $497,000 convertible notes, including related interest and fees into 10,667,527 shares of common stock, more fully described in Note 8 Convertible Debt.  Also, during the three months ending June 30, 2010, the Board of Directors approved grants of 345,000 shares to Directors for their past service valued at $24,600 more fully described in Note 9 – Stock-Based Compensation.

During third quarter 2009, the Company sold units comprised of one preferred share of PuntoMio, its subsidiary, plus one warrant to purchase one common share of the Company, at an exercise price of $.10 expiring July 1, 2012, for $1.00 per unit in a private placement. The Company sold 1,090,000 units of PuntoMio preferred stock and warrants for the Company’s common stock and received proceeds of $966,021 net of placement fees. In addition to the cash fee paid to the Falcon Consulting, the private placement agent, the Company issued Falcon Consulting 284,345 PuntoMio preferred shares for their efforts in connection with the private placement. The sale of PuntoMio preferred shares resulted in a non-controlling interest of 24.1%.

Effective April 30, 2010, the Company entered into an equity exchange agreement with the non-controlling shareholders of PuntoMio (the PuntoMio Exchange”).  The PuntoMio Exchange provides for the exchange of the entire subsidiary preferred equity interest for Company preferred convertible stock at an exchange of 1:8.  In addition to the PuntoMio Exchange, the Company agreed to redeem 1,090,000 warrants expiring July 1, 2012 for $0.10 per warrant or $109,000.  More information regarding the warrants affected in the PuntoMio Exchange is more fully described in Note12 - Warrants.

On April 30, 2010, the Company exchanged 1,428,145 preferred shares of a Company’s subsidiary for 11,425,160 shares of the Company’s preferred convertible stock and fully eliminated the non-controlling interest in the subsidiary.  The disposition of the non-controlling interest required the Company to reclassify the losses accumulated from the sale of the non-controlling interest through the PuntoMio Exchange date from Non-Controlling Interest to Accumulated Deficit.  From September 30, 2009 through April 30, 2010, $173,853 losses were attributable to the non-controlling interest.  Furthermore, the equity attributable to the non-controlling interest at inception of $57,401 was eliminated as part of the disposition of the non-controlling interest in PuntoMio.  The Company valued the 11,425,160 preferred convertible shares issued in the exchange based on the closing trading price of the Company’s common stock on April 30, 2010.  Despite certain preferences within the terms of the preferred convertible stock (see below), the Company believes that the closing price on the Company’s common stock on the date of the exchange provides a reasonable approximation of the value of the preferred convertible stock.  The difference between the carrying value of the subsidiary stock and the value of the common stock on commitment date in the amount of $798,333 was reflected as a deemed dividend and was charged to additional paid-in capital.

Upon any liquidation, dissolution or winding up of the Company, the holders of the preferred convertible stock have preference to receive distribution before any payment is made to common stockholders.  The holders also have preference to any dividends that may be declared and have equal equity interest as common stockholders but do not have voting rights.  Convertible preferred stockholders have the right to convert to common stock on a 1:1 ratio at anytime with written notice.  Finally, the Company may force the preferred convertible stockholder to convert their shares into common stock at the stated 1:1 ratio if the stock trades at an amount greater than $0.30 for 20 consecutive trading days.  If the Company, at any time after the issue date, subdivides by stock split, stock dividend, recapitalization, reorganization, reclassification or otherwise, the outstanding shares of common stock into a greater number of shares, then after the date of record for effecting such subdivision, the number of conversion shares issuable upon a conversion of a preferred convertible share in effect immediately prior to such subdivision will be proportionately increased. If the Company, at any time after the issue date, combines (by reverse stock split, recapitalization, reorganization, reclassification or otherwise) the outstanding shares of common stock into a smaller number of shares, then, after the date of record for effecting such combination, the number of conversion shares issuable upon a conversion of a preferred convertible share in effect immediately prior to such combination will be proportionately reduced.

Effective July 16, 2010, the Company is authorized to issue 350,000,000 common shares (an increase of 200,000,000 from 150,000,000 authorized shares at June 30. 2010) with a par value of $0.001 and 50,000,000 preferred shares with par value $0.001.

Note 12.  Warrants

In May 2010, warrants were issued as part of the 3% $2.26m Convertible Note agreements. The note agreements provide for the issuance of detachable warrants equivalent to 20% of the principal of the notes, or 9,040,000 warrants, with an exercise price of $0.15 per share and expiring on May 19, 2013.  In addition, a broker fee resulted from the issuance of the 3% $2.26m convertible note amounting to 14% of the principal of the notes, or $316,400, and the Company entered into convertible note and warrant agreements for this obligation.  In May 2010, 1,265,000 warrants were issued as part of the 3% $316k Convertible Note issuance with a strike price of $0.15 per share and expiring on May 19, 2013.    These warrants contain anti-dilution provisions and a cashless exercise feature.  As of June 30, 2010, 10,305,600 warrants to purchase an equivalent number of common shares related to the 3% $2.26m Convertible Note and broker fee remain outstanding. These warrants were recorded and valued in conjunction with their respective issuance of convertible notes – See Note 8 – Convertible Debt.

During March and April 2010, warrants were issued as part of the 2% $402,000 and 2% $95,000 Convertible Note agreements. The note agreements provide for the issuance of detachable warrants equivalent to 20% of the principal of the notes with a strike price of $0.05 per share and expiring March 15, 2011.  As of June 30, 2010, 1,988,000 warrants to purchase 1,988,000 common shares at $0.05 per share are outstanding.  These warrants were recorded and valued in conjunction with the issuance of the convertible notes – See Note 8 – Convertible Debt.

In 2009, 1,090,000 warrants were issued as part of the third quarter 2009 private placement with an exercise price of $0.10 per share and an expiration date of July 1, 2012. These warrants were valued by an independent service at $174,400. These warrants were redeemed on April 30, 2010 for $109,000.

Falcon Consulting and others earned 2,653,195 warrants with an exercise price of $0.50 as fees for 2008 private placement and bridge loans.  These warrants were valued by an independent service at $188,144 and have an expiration date of March 11, 2011.  During 2009, 456,029 of these warrants were cancelled and in exchange for the issuance of 100,000 common shares.  At June 30, 2010 and December 31, 2009, 2,197,166 warrants payable to Falcon Consulting remain outstanding.  A summary of all warrants outstanding at June 30, 2010 and changes to warrants issued during the six months then ended, is as follows:

			Proceeds Upon
	Warrants	Exercise Price	Exercise or Redemption	Expiration Dates
Outstanding at December 31, 2009	3,287,166	$0.37	$1,207,583	March 11, 2011 and July 1, 2012
Awarded	1,608,000	0.05	80,400	March 15, 2011
Awarded	380,000	0.05	19,000	March 15, 2011
Awarded	9,040,000	0.15	1,356,000	May 19, 2013
Awarded	1,265,600	0.15	189,840	May 19, 2013
Exercised	-	-	-
Redeemed	(1,090,000)	(0.10)	(109,000)	July 1, 2012
Forfeited	-	-	-
Outstanding at June 30, 2010	14,490,766		$2,743,823

Note 13.  Subsequent Events

On July 16, 2010, a majority of the voting shareholders approved the Company name change to SkyShop Logistics, Inc. and an increase in the authorized shares of common stock available for issuance at $0.001 par value, from 150,000,000 to 350,000,000 shares.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note About Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results could differ materially from those anticipated in these forward-looking statements. The Company undertakes no obligation, and does not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will materialize.

Company Overview

The Company has repositioned its core business to focus on the growing cross-border business to consumer B2C e-commerce market.  The Company provides a shopping facilitator service to foreign consumers buying on U.S. merchant sites by providing them a U.S. address to use when making purchases. It also offers U.S. online merchants the ability to handle cross border orders without the merchant taking on the inherent risks of cross-border sales. The Company’s PuntoMio (www.puntomio.com) shopping facilitation service is marketed through foreign banks and credit card issuers who offer their credit card clients the ability to easily shop on the U.S. online merchants. This generates additional transaction fees for the banks and helps differentiate their card product from others in the market. The Company provides shoppers with product price and merchant rating comparisons, conversion of U.S. clothing sizes, and it provides shoppers with a total landed cost calculation of their purchase that includes shipping costs and duties and taxes.  PuntoMio provides an online tracking system on shipping and delivery services through its SkyPostal, Inc. subsidiary. It provides shoppers with a low cost and reliable alternative to the express couriers and the postal service.

The Company’s SkyPostal, Inc. subsidiary provides international, bar-coded, low cost distribution of catalogs, books and publications below USPS costs with track and trace visibility.  The Company relies on its own proprietary integrated delivery network consisting of commercial and cargo airlines, customs brokers, local private postal services and delivery companies linked by its PosTrac mail and parcel tracking system. Its customers consist of U.S. mail order merchants, book sellers, publishers, mail consolidators in the U.S., Europe and European public postal administrations. It offers a unique service to mailers that have large mailings to Latin American consumers and require assistance in database clean up. Its proprietary mail bar-coding technology indicates when the mailing piece was delivered and provides an electronic list of undeliverable items so that the mailer can enhance their mailing list.

The Company operates facilities in Miami, Florida and Bogota, Colombia for the sorting and consolidating of mail and parcels for shipment to specific countries in Latin America. The facilities in Bogota, in particular, provide the Company with certain competitive advantages with respect to faster delivery times to Latin America and also lower sorting and handling costs than in the U.S. Management believes that faster delivery times provide a meaningful differential advantage with respect to the decision making of customers. The Company outsources its mail sorting facility in London, which processes mail and parcels originating in Europe and bound for Latin America.

LEL was acquired effective March 1, 2009.  The results of operations for the six months ended June 30, 2010 include the results of LEL for six months, whereas the results of operations for the period ended June 30, 2009 include only four months of operations in these consolidated financial statements.

Results of Operations for the Three Months Ended June 30, 2010 as Compared to the Three Months Ended June 30, 2009.

The following table sets forth, for the periods indicated, statements of operations information from our unaudited condensed consolidated statements of operations with changes from the same three month period in 2009.

	Three Months Ended June 30,		Change
	2010	2009	Amount	Percent

NET REVENUES	$2,316,410	$2,170,082	$146,328	6.7%

OPERATING EXPENSES
Cost of delivery	1,859,215	1,901,218	(42,003)	(2.2%)
General and administrative	917,212	1,158,670	(241,458)	(20.8%)
Stock based compensation	50,749	149,731	(98,982)	(66.1%)
TOTAL OPERATING EXPENSES	2,827,176	3,209,619	(382,443)	(11.9%)

OPERATING LOSS	(510,766)	(1,039,537)	528,771	(50.9%)

OTHER EXPENSES/(INCOME)
Interest	13,969	-	13,969
Amortization of discounts	377,486	-	377,486
Changes in excess value of put option
over the estimated fair value of shares	(44,800)	691,200	(736,000)	(106.5%)
Other	22,352	210,991	(188,639)	(89.4%)
TOTAL OTHER EXPENSES/(INCOME)	369,007	902,191	(533,184)	(59.1%)

NET LOSS	(879,773)	(1,941,728)	1,061,955	(54.7%)

Net (loss) income attributable to the non-controlling
interest	(22,626)	8,143	(30,769)	(377.9%)

Loss attributable to the controlling interest	(857,147)	(1,949,871)	1,092,724	(56.0%)

Deemed dividend on convertible preferred stock	(798,333)	-

Net loss attributable to common shareholders	$(1,655,480)	$(1,949,871)	$294,391	(15.1%)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	77,073,559	62,264,511	14,809,048	23.8%
Effect of dilutive shares	-	-	-
Diluted	77,073,559	62,264,511	14,809,048	23.8%

NET INCOME/(LOSS) PER SHARE to common
shareholders:
Basic	$(0.02)	$(0.03)	$0.01	(63.9%)
Diluted	$(0.02)	$(0.03)	$0.01	(63.9%)

    Revenue

The Company generates revenue on the tonnage of mail and parcels delivered, measured in kilograms plus service fees charged to non-U.S. based consumers for processing customs and duties and sales commissions earned from merchants.   Revenue during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 increased by 6.7% as a result of a 1.1% increase of tonnage and an increase in rates charged to customers implemented during 2nd quarter 2010.  The tonnage increase is primarily attributable to the increase of mail and parcels to Latin America.

Management believes that overall industry mail tonnage will continue to decrease while parcel volumes from the U.S. and Europe into Latin America will increase due to an increase in general demand for U.S. products. Management believes this demand will drive the growth of fees earned from customs and duties processing, delivery and merchant fees.  In addition, Management believes that higher margin, e-commerce consumer business originating in Latin America, Europe and Middle East, will continue to increase as the Company continues to grow its consumer customer base through co-marketing agreements with banks and credit card issuers in those regions where the growth in cross-border shopping is greatest.  Revenue growth will also be generated from U.S. merchant agreements wherein the Company assumes the management of foreign shopper transactions that the merchants prefer to outsource.

The following schedule highlights the Company’s U.S. and foreign sourced revenue, including the revenues of PuntoMio and LEL, for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Change
Region	2010	Percent of Total	2009	Percent of Total	Amount	Percent

U.S.	$1,309,550	56.5%	$1,209,987	55.8%	99,563	8.2%
Foreign	1,006,860	43.5%	960,095	44.2%	46,765	4.9%
Total	$2,316,410		$2,170,082		146,328	6.7%

    Operating Expenses

Cost of Delivery. The total cost of delivery per kilo decreased by 2.2% compared to the same period in the prior year primarily due to positive results of pricing renegotiations with key vendors.  In addition, the Company phased-out low margin business at the end of 2009 therefore 2010 sales are comprised of better margin sales resulting in an increase of gross margin of 7.4%.  The Company expects gross margin to continue to improve in the next twelve months as the PuntoMio volume grows and better margins are realized on mail business into Latin America, Europe, and the Middle East.  The cost per kilogram will vary with the price of oil and the margin between revenue and delivery costs would be adversely affected by any significant increases in oil prices.

General and Administrative. This expense decreased by $241,000 during the three months ended June 30, 2010 primarily due to reductions in salaries and benefits of $100,000, reduction in rent, telephone and utilities of $38,000, reductions in public company costs such as audit, reporting, investor relations and Board of Director meeting costs of $74,000, as well as reduction of consultant, IT expenses and travel costs of $31,000 compared to the same period in 2009.

Stock Based Compensation. This expense decreased by $99,000 during the three months ended June 30, 2010 compared to the same period in 2009.  The decrease in stock compensation expense is primarily due to stock granted in 2008 of which the majority has vested.  The 2010 amount includes $24,600 of stock compensation expense due to 345,000 shares granted to former members of the Board of Directors for prior work performed without vesting restrictions that was not granted during the same period in 2009.  During the three months ended June 30, 2010, 1,200,000 shares were granted to four new members of the Board of Directors with a three year vesting schedule, thus stock compensation is expected to increase in future periods.

    Other Expenses

Interest. The Company incurred and paid $3,592 of interest expense from the 18%, 100,000 note payable entered into in March 2010.  In addition, the Company accrued $10,377 of interest expense related to the various convertible debt agreements entered into during 1st and 2nd quarters of 2010 that did not exist in 2009.  See financial statement Note 8 – Convertible Debt for full discussion on all convertible debt.

Amortization of Debt Issuance Discount. The Company incurred $377,486 of non-cash, debt issuance discount from the various convertible debt agreements entered into during the 1st and 2nd quarters of 2010 that did not exist in 2009.  See financial statement Note 8 – Convertible Debt for full discussion on all convertible debt.

Revaluation of Put Option Liability. The Company records a mark to market adjustment every reporting period to adjust the fair value of the put option liability (see Put Option and Non-Compete Agreements below).  During the three months ended June 30, 2010, the stock price of the Company increased from $0.07 at March 31, 2010 to $0.13 at June 30, 2010, resulting in an increase to earnings of $44,800. During the three months ended June 30, 2009, the stock price decreased by $0.24 resulting in a charge to earnings of $691,200.

Other.  These are other income and expenses, which consist of non-operating items such as depreciation, amortization and financing fees. Other expenses decreased by $189,000 during the three months ended June 30, 2010 primarily due to a charge of $149,000 to income related to loss on deposit that occurred during the three months ended June 30, 2009 but did not occur during the same period of 2010.  In addition, during the three months ended June 30, 2009, the Company incurred $22,000 of acquisition expenses related to the LEL acquisition that did not exist in the same period in 2010.  Finally, amortization expense decreased in 2010 as a result of certain intangible assets fully written off in previous periods that do not exist in 2010.

Results of Operations for the Six Months Ended June 30, 2010 as Compared to the Six Months Ended June 30, 2009.

The following table sets forth, for the periods indicated, statements of operations information from our unaudited condensed consolidated statements of operations with changes from the same six month period in 2009.

	Six Months Ended June 30,		Change
	2010	2009	Amount	Percent

NET REVENUES	$3,819,403	$4,745,431	$(926,028)	(19.5%)

OPERATING EXPENSES
Cost of delivery	3,206,411	4,022,216	(815,805)	(20.3%)
General and administrative	1,769,691	2,260,053	(490,362)	(21.7%)
Stock based compensation	90,197	255,857	(165,660)	(64.7%)
TOTAL OPERATING EXPENSES	5,066,299	6,538,126	(1,471,827)	(22.5%)

OPERATING LOSS	(1,246,896)	(1,792,695)	545,799	(30.4%)

OTHER EXPENSES/(INCOME)
Interest	16,969	-	16,969
Amortization of discounts	377,486	-	377,486
Changes in excess value of put option
over the estimated fair value of shares	41,600	374,400	(332,800)	(88.9%)
Other	(2,656)	254,022	(256,678)	(101.0%)
TOTAL OTHER EXPENSES/(INCOME)	433,399	628,422	(195,023)	(31.0%)

NET LOSS	(1,680,295)	(2,421,117)	740,822	(30.6%)

Net (loss) income attributable to the non-controlling
interest	(101,690)	20,009	(121,699)	(608.2%)

Loss attributable to the controlling interest	(1,578,605)	(2,441,126)	862,521	(35.3%)

Deemed dividend on convertible preferred stock	(798,333)	-

Net loss attributable to common shareholders	$(2,376,938)	$(2,441,126)	64,188	(2.6%)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	73,624,692	62,157,926	11,466,766	18.4%
Effect of dilutive shares	-	-	-
Diluted	73,624,692	62,157,926	11,466,766	18.4%

NET INCOME/(LOSS) PER SHARE to common
shareholders:
Basic	$(0.03)	$(0.04)	$(0.01)	17.8%
Diluted	$(0.03)	$(0.04)	$(0.01)	17.8%

    Revenue

The Company generates revenue on the tonnage of mail and parcels delivered, measured in kilograms plus service fees charged to non-U.S. based consumers for processing customs and duties and sales commissions earned from merchants.    Revenue during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 decreased by 19.5% as a result of a 21.8% decrease in tonnage primarily during the first quarter of 2010, and a 2.9% increase in rates charged to customers implemented during 2nd quarter 2010.  The tonnage decrease and reduction in U.S. sourced revenue is primarily attributable to low margin, high volume business that was phased out at the end of 2009 and does not exist in 2010.  Going forward, the Company is focused on maintaining and growing higher margin business specifically, mail and parcels origination and into Latin America. Management believes that overall industry mail tonnage will continue to decrease while parcel volumes from the U.S. and Europe into Latin America will increase due to general demand increase for U.S. products. Management believes this demand will drive the growth of fees earned from customs and duties processing, delivery and merchant fees.  In addition, Management believes that higher margin, e-commerce consumer business originating in Latin America, Europe and Middle East, will continue to increase as the Company continues to grow its consumer customer base through co-marketing agreements with banks and credit card issuers in those regions where the growth in cross-border shopping is greatest.  Revenue growth will also be generated from U.S. merchant agreements wherein the Company assumes the management of foreign shopper transactions that the merchants prefer to outsource.

The following schedule highlights the Company’s U.S. and foreign sourced revenue including the revenues of PuntoMio and LEL, for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,				Change
Region	2010	Percent of Total	2009	Percent of Total	Amount	Percent

U.S.	$1,848,781	48.4%	$2,848,773	60.0%	(999,992)	(35.1)%
Foreign	1,970,622	51.6%	1,896,658	40.0%	73,964	3.9%
Total	$3,819,403		$4,745,431		(926,028)	(19.5)%

    Operating Expenses

Cost of Delivery. Total cost of delivery in dollar terms decreased by 20.3% and as a result of better renegotiated rates with key vendors the gross margin increased by .8% compared to the same period in the prior year.  The Company expects gross margin to improve in the next twelve months as the parcel and mail business into Latin America, Europe, and Middle East continues to grow.  The cost per kilogram will vary with the price of oil and the margin between revenue and delivery costs would be adversely affected by any significant increases in oil prices.

General and Administrative. This expense decreased by $490,000 during the six months ended June 30, 2010 primarily due to reductions in salaries and benefits of $246,000, rent, telephone and utilities of $84,000, reductions in public company costs such as audit, reporting, and investor relations costs of $85,000, as well as reduction of IT expenses and travel costs of $77,000 compared to the same period in 2009.

Stock Based Compensation. This expense decreased by $166,000 during the six months ended June 30, 2010 compared to the same period is 2009.  The decrease in stock compensation expense is primarily due to stock granted in 2008 of which the majority has vested.  The 2010 amount includes $24,600 of stock compensation expense due to 345,000 shares granted to former members of the Board of Directors for prior work performed without vesting restrictions that was not granted during the same period in 2009. During the six months ended June 30, 2010, 1,200,000 shares were granted to four new members of the Board of Directors with a three year vesting schedule, accordingly, stock compensation is expected to increase in future periods.

    Other Expenses

Interest. The Company incurred and paid $6,592 of interest expense from the 18%, 100,000 Note entered into in March 2010.  In addition, the Company accrued $10,377 of interest expense related to the various convertible debt agreements entered into during 1st and 2nd quarters of 2010 that did not exist in 2009.  See financial statement Note 8 – Convertible Debt for full discussion on all convertible debt.

Amortization of Debt Issuance Discount. The Company incurred $377,486 of debt issuance discount from the various convertible debt agreements entered into during the 1st and 2nd quarters of 2010 that did not exist in 2009.  See financial statement Note 8 – Convertible Debt for full discussion on all convertible debt.

Revaluation of Put Option Liability. The Company records a mark to market adjustment every reporting period to adjust the fair value of the put option liability (see Put Option and Non-compete Agreements below). During the six months ended June 30, 2010, the stock price of the Company increased from $0.10 at December 31, 2009 to $0.13 at June 30, 2010 resulting in a decrease to earnings of approximately $42,000. During the six months ended June 30, 2009, the stock price decreased by $0.13 resulting in a charge to earnings of $374,400.

Other.  These are other income and expenses, which consist of non-operating items such as depreciation, amortization and financing fees.   Other expenses decreased by $257,000 during the six months ended June 30, 2010 compared to the same period in 2009 primarily due to a charge of $149,000 to income in 2009 for a loss on a deposit.  In addition, during the six months ended June 30, 2009, the Company incurred $43,000 of acquisition related expense related to the acquisition of LEL that did not occur in 2010.  In 2010, the Company was able to negotiate reduced payments to satisfy past due amounts and therefore recognized $35,000 of gain from the write-off of trade payables.  The balance of the reduction in other expenses is due to currency gains during the six months ended June 30, 2010 compared to the same period in 2009.

Net Income (Loss) Attributable to the Non-Controlling Interest

The loss amounts of $22,626 and $101,690 for the three and six months ended June 30, 2010, are the portion of earnings (loss) attributable to the non-controlling shareholder in LEL, who holds a 30% common equity interest, and shareholders whom held a 24.1% preferred equity interest in PuntoMio for the period through April 30, 2010.   The Company acquired a 70% interest in LEL effective March 1, 2009.  The change of the Company’s equity interest in PuntoMio from 100% to 75.9% occurred effective September 30, 2009 as a result of the third quarter capital raise for PuntoMio.  During the three months ended June 30, 2009, earnings attributable to the non-controlling interest of $8,143 was only related to the results of LEL since the sale of preferred equity interest did not occur until September 30, 2009.  Effective April 30, 2010, the Company entered into an exchange agreement with the holders of the preferred equity interest in PuntoMio and at June 30, 2010, the Company possesses 100% equity interest in PuntoMio.  The earnings (loss) attributable to the non-controlling interest of $22,626 and $101,690 for the three and six months ended June 30, 2010 contain one month and four months of loss attributable to the PuntoMio non-controlling interest, respectively.

Put Option and Non-Compete Agreements

The Company entered into a put option agreement and a non-compete agreement with a shareholder on April 1, 2007, referred to herein as the “Shareholder Put Option Agreement” and “Shareholder Non-Compete Agreement.” The Company’s Put Option payable has been adjusted on each reporting date determined by the share price of the Company’s common stock on the reporting date.  Due to fluctuation in the trading price of the Company’s common shares, and adjustment to the Put Option liability outstanding, during the three months ended June 30, 2010 and 2009, the Company recognized a fair value adjustment representing the change in the excess value of the Put Option over the estimated fair value of the common shares to be redeemed resulting in a gain of $44,800 and loss of $691,200, respectively, related to the Shareholder Put Option Agreement.  Similarly, the Company recognized losses of $41,600 and $374,400 for the six months ended June 30, 2010 and 2009, respectively, due to decreases in the trading price of the Company’s common stock and the adjustment to the Put Option liability over the respective six month period.

On April 21, 2010, the shareholder agreed to modify the terms of the Shareholder Put Option and Non-Compete Agreements.  As a result of the change in terms of the Put Option, which restrict the shareholders’s right to exercise the Put Option, the Company determined that the put rights requiring the Company’s purchase and redemption of 2,560,000 shares had no value.

Since inception, the Company has periodically paid down amounts due on the Shareholder Non-Compete and at June 30, 2010 and December 31, 2009 is $429,665 and $434,633, respectively.

In addition, the Company has a non-compete with LEL’s shareholder referred to as the LEL’s minority shareholder, referred to as the “LEL Non-Compete”.  As compensation for the minority shareholder agreeing not to compete with the Company for one year after any separation, the Company agreed to make 25 monthly payments of $4,000 commencing April 2009, one month after closing of the LEL acquisition.  At June 30, 2010, the liability related to the LEL Non-Compete agreement was $54,506, of which all is classified as current.

Please refer to Note 7 - Commitments and Contingencies of the Consolidated Financial Statements for a full discussion of information regarding the Put Option and Non-Compete Agreements.

Deemed Dividend

As further discussed in Note 11, the Company recorded a deemed dividend in connection with the issuance of its convertible preferred stock in the exchange for preferred shares of its subsidiary, PuntoMio.

Liquidity

The Company’s primary recurring sources of liquidity is the cash provided through its on-going operations and issuance of debt and equity securities. Proceeds from issuances of debt and equity securities over the last two years have been used for the development of new products and services, fund operations and other corporate needs. For the six month period ended June 30, 2010, cash increased by $1,450,673 compared to a decrease of $165,360 during the same period in 2009.  The primary sources of cash during the six months ended June 30, 2010 were the issuances of convertible debt.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
Net cashed provided by (used) in:	2010	2009
Operating activities	$(1,217,197)	$(1,031,518)
Investing activities	(6,212)	4,416
Financing activities	2,648,000	851,443

The cash used by operating activities during the six months ended June 30, 2010 of $1,217,197 was primarily due to the net loss incurred of $1,552,295, adjusted for amortization of convertible debt discount of $374,486 and depreciation and amortization of $95,632 offset with decrease in accounts receivable of $489,862, decrease in accounts payable of $417,446, increase in prepaids and other assets of $180,160, and decrease in non compete of $19,707.  The decrease in accounts payable includes 1,000,000 shares of the Company’s common stock valued at $100,000 issued to reduce amounts due to one of the Company’s key vendors.  As of June 30, 2010, $52,963 remain payable to the key vendor.  In addition, cash from issuance of convertible debt was used to pay trade payables.  The increase in prepaids and other assets is primarily related to the recognition of $263,878 discount related to the 3% $316,400 convertible debt that will be amortized to interest expense over three years.

The cash used by investing activities of $6,212 during the six months ended June 31, 2010 was primarily due to the purchase of computers and other fixed assets.

The cash provided by financing activities during the six months ended June 30, 2010 is from convertible debt proceeds. See financial statements Note 8 – Convertible Debt for full discussion.  The proceeds from issuance of convertible debt were used to pay trade payables, settle $250,000 of other convertible debt, redeem warrants in the amount of $109,000, and fund the day-to-day operations of the business and development of new services including the PuntoMio technology.

Given the conditions in international financial markets, which affect many companies, there can be no assurances of the Company’s continuing ability to raise additional capital through the issuance of debt or equity securities in order to reduce or eliminate the continuing negative cash flow.

Financial Condition

As discussed in Note 7 – Commitment and Contingencies, in April 2010, a shareholder agreed to modify the terms of the Shareholder Put Option and Non-Compete Agreements.  The shareholder agreed not exercise the Put Option until the closing price for the Company’s common stock on the principal market on which such common stock trades is greater than $1.00, (subject to adjustment for stock splits, stock dividends and similar events) for 60 consecutive days.  As a result of the change in terms of the Put Option, which restricts the stockholder’s right to exercise the Put Option, the Company determined that the put rights requiring the Company’s purchase and redemption of 2,560,000 shares had no value.  On April 21, 2010, the Company adjusted the liability related to the 2,560,000 shares effectively eliminating for the remaining Put Option liability, valued at $2,355,200 based on the closing trading price of the Company’s common shares, with offset to additional paid in capital.  The Company continues to be contingently liable for the remaining 2,560,000 shares under the Put Option.  Should the Company’s trading price remain above $1.00 per common share for 60 consecutive days re-instituting the Put Option rights, then fall below $1.00 per share, a liability would be recognized and charged to earnings in the period.  This adjustment resulted in a significant change to the financial position of the Company.  The adjustment reduced the Company’s total current liabilities and working capital deficit, and increased the Company’s equity capital by $2,355,200.

As of June 30, 2010, the Company had cash on hand of $1,487,186 and current assets of $2,370,879, compared to $36,513 of cash on hand and current assets of $1,237,669 at December 31, 2009.  At June 30, 2010, the Company’s current liabilities exceeded current assets by $204,370 compared to a deficit of $2,813,593 at December 31, 2009.  The improvement is primarily attributable to the Put Option adjustment and proceeds from convertible debt.  As listed on the Consolidated Statement of Changes in Stockholders Equity, the Company’s capital structure benefited from the adjustment to the Put Option liability, the valuation of the preferred shares included PuntoMio Exchange and various discounts associated with beneficial conversion features within preferred debt.  The discounts associated with beneficial conversion features will be amortized to interest expense over the life of the debt. Through June 30, 2010, the Company has an accumulated deficit of $25,923,754.

As of June 30, 2010, the Company owes $2,576,400 on two convertible notes shown on the Balance Sheet at $98,821 net of discounts.  The convertible debt is fully described in financial statement Note 8 – Convertible Debt.

I TEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item 3 is not applicable to us as, pursuant to Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 305 of Regulation S-K.

I TEM 4.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Control and Procedures

We carried out an evaluation required by Exchange Act Rule 13a-15(b) and Rule 15d-15(b) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.

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

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this quarterly report on Form 10-Q. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these disclosure controls and procedures can be reported in our periodic reports filed with the SEC.

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective.

A new audit chairman was appointed effective July 16, 2010 and the new chairman has initiated a review of the Company internal controls, business policies, and operating procedures.

(b)           Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s second quarter of the fiscal year 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

An investment in the Company’s common stock is speculative and involves a high degree of risk. You should carefully consider the risk factors described in the Company’s Annual Report on Form 10-K filed on March 31, 2010 and other information in this report before purchasing any shares of the Company’s common stock. Such factors may have a significant impact the Company’s business, operating results, liquidity and financial condition. As a result of the identified risk factors, actual results could differ materially from those projected in any forward-looking statements.  Additional risks and uncertainties not presently known to the Company, or that are currently considered to be immaterial, may also impact the Company’s business, operating results, liquidity and financial condition. If any such risks occur, the Company’s business, operating results, liquidity and financial condition could be materially affected in an adverse manner. In addition, the trading price of the Company’s stock, when and if a market develops for the Company’s stock, could decline.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2010, the Company entered into several convertible debt agreements that mature more than one year from the date of issuance, which were exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act.  The exemption is based on the fact that there were less than 35 purchasers of convertible notes and all purchasers were either, or reasonably believed to be, accredited investors or purchasers with such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the convertible debt agreements.  These convertible debt agreements are more fully described in Part I, Note 8 of the Company’s consolidated financial statements and are specifically incorporated herein by reference. On April 30, 2010, the Company exchanged 1,428,145 preferred shares of a Company’s subsidiary for 11,425,160 shares of the Company’s preferred stock and fully eliminated the non-controlling interest in the subsidiary. In conjunction with this exchange, the Company redeemed 1,090,000 warrants outstanding for $109,000.

Securities Authorized For Issuance Under Equity Compensation Plan

At June 30, 2010, under plans approved by the Board of Directors, the Company had outstanding to management, employees and directors stock grants of common stock, as shown below.

Plan Category	Number of securities to be issued upon vesting	Weighted- average price of outstanding unvested securities granted	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,400,000	$0.20	3,155,000

Equity compensation plans not approved by security holders	-	-	-

The 688,046 shares to vest in 2010 and 2011 were granted under the August 1, 2006 stock compensation plan. None of these are attributable to executive officers. The 2006 plan was replaced by the plan in effect as of July 1, 2008.  Effective July 1, 2008 as voted on in the 2008 proxy, shareholders authorized an equity compensation plan comprised of 5,000,000 shares. Since inception of the 2008 plan, 1,845,000 shares have been granted and therefore 3,155,000 shares are available for issuance at June 30, 2010.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

On June 28, 2010, the Company filed a Schedule 14A Proxy Statement describing various matters for vote by securities holders.  Information in that Proxy Statement is hereby incorporated by reference.

On July 30, 2010, the Company filed a Current Report on Form 8-K with regard to the submission of matters to a vote of securities holders.  Information in that Current Report is hereby incorporated by reference.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Document

3(i)	Amended Articles of Incorporation
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
32.2	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyShop Logistics, Inc. formerly SkyPostal Networks, Inc.

Date: August 16, 2010	/s/ Albert P. Hernandez
Albert P. Hernandez
Chief Executive Officer and President

Date: August 16, 2010	/s/ A.J. Hernandez
A.J. Hernandez
Chief Financial Officer