Form 10-Q/A
period 2010-06-30
SkyShop Logistics, Inc.
filed 2010-08-20
CIK 1354027

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

EXPLANATORY NOTE

We are filing this Amendment No.1 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010, originally filed with the Securities and Exchange Commission on August 16, 2010, to correct certain disclosures and typographical errors in our unaudited Notes to Condensed Consolidated Financial Statements as of and for the period ended June 30, 2010 (the “Original Report”).

In Note 8 Convertible Debt, for the description of the 3% $2.26m Convertible Note, we erroneously described the warrants issued in conjunction with this convertible note and misstated the warrant exercise price.   In conjunction with the issuance of the 3% $2.26m Convertible Note, warrants were issued to purchase 9,040,000 shares of our common stock at an exercise price of $0.15 per share.  The Original Report contains an erroneous description and misstates the exercise price at $0.05 per share.

Also in Note 8 Convertible Debt, for the description of the 3% $316k Convertible Note, typographical errors resulted in the misstatement of the number of shares issuable upon the exercise of warrants and the warrant exercise price.  In conjunction with the issuance of the 3% $316k Convertible Note, warrants were issued to purchase 1,265,600 shares of our common stock at an exercise price of $0.15 per share.  The Original Report erroneously describes the number of shares issuable at 9,040,000 shares at an exercise price of $0.05.

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

●
The principal of the note and any accrued and unpaid interest are convertible into shares of the common stock of the Company at conversion price of $0.05 per share at any time at the option of the note holder. The conversion price is adjustable in the event of any stock split, stock dividend or other recapitalization of the Company.

●
In conjunction with the convertible debt agreements, warrants equivalent to 20% of the shares issuable upon conversion, or 9,040,000 shares were issued with a strike price of $0.15 per share expiring May 19, 2013.  The warrant exercise price is adjustable in the event of any stock split, stock dividend or other recapitalization of the Company.  These warrants contain a cashless exercise feature.

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

Proceeds of this convertible note were tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. After determination of the fair value of the warrants, the Company recognized a beneficial conversion feature of $1,884,732 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 334.888%, no dividends and a risk free interest rate of 1.59%. The discount related to the warrants for common stock was determined to be $375,268 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense.  For the period from issuance to June 30, 2010, the Company amortized $72,291 related to the discount for the beneficial conversion feature and $14,394 related to the discount on the warrants.  As of June 30, 2010, the entire $2,260,000 convertible note is outstanding and is carried at $86,685 net of discounts in the accompanying consolidated balance sheet.

3% Convertible Note - $316,400 (“3% $316k Convertible Note”)

With respect to the May 18, 2010 Note Purchase Agreement with LBI Investments, LLC, the broker fee was 14% of the note principal. The Company entered into a $316,400 convertible note agreement with the broker. The Company recorded the broker fee payable by allocating the fair value of the fee related to the warrant discount of $52,522 to additional paid-in capital and capitalizing the remainder to Other Asset – Debt Issuance Cost for $263,878.  The debt issuance cost will be amortized to financing fees over the life of the convertible note.

The terms of the 3% $316k convertible note agreement are:

●	The note becomes due on May 19, 2013 and bears interest of 3% annually, payable monthly beginning on June 1, 2010.

●	The principal of the note and accrued and unpaid interest are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share.

●
The notes provide for 20% warrant coverage with a strike price of $0.15 per share and expire on May 19, 2013.  Warrants to purchase 1,265,600 shares of common stock at $0.15 per share have been issued and are outstanding at June 30, 2010.

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

Note 12.  Warrants

In May 2010, warrants were issued as part of the 3% $2.26m Convertible Note agreements. The note agreements provide for the issuance of detachable warrants equivalent to 20% of the shares issuable upon conversion of the notes, or 9,040,000 warrants, with an exercise price of $0.15 per share and expiring on May 19, 2013.  In addition, a broker fee resulted from the issuance of the 3% $2.26m convertible note amounting to 14% of the principal of the notes, or $316,400, and the Company entered into convertible note and warrant agreements for this obligation.  In May 2010, 1,265,600 warrants were issued as part of the 3% $316k Convertible Note issuance with a strike price of $0.15 per share and expiring on May 19, 2013.    These warrants contain anti-dilution provisions and a cashless exercise feature.  As of June 30, 2010, 10,305,600 warrants to purchase an equivalent number of common shares related to the 3% $2.26m Convertible Note and broker fee remain outstanding. These warrants were recorded and valued in conjunction with their respective issuance of convertible notes – See Note 8 – Convertible Debt.

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