Form 10-Q
period 2010-09-30
SkyShop Logistics, Inc.
filed 2010-11-08
CIK 1354027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date. As of November 8, 2010 there were 94,763,179 shares of the issuer’s Common Stock, $0.001 par value, outstanding.

PART I
ITEM 1.  FINANCIAL STATEMENTS

SKYSHOP LOGISTICS, INC. (FORMERLY SKYPOSTAL NETWORKS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$694,439	$36,513
Accounts receivable, net	615,352	1,140,021
Prepaid expenses and other	182,625	61,135
TOTAL CURRENT ASSETS	1,492,416	1,237,669

DUE FROM STOCKHOLDER	30,260	1,974
PROPERTY AND EQUIPMENT, net	85,235	97,770
INTANGIBLE ASSETS, net	662,202	776,253
OTHER ASSETS, net	313,386	79,269
TOTAL ASSETS	$2,583,499	$2,192,935

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$901,368	$1,648,305
Accrued liabilities	719,453	772,217
Current portion of amount due on non-compete agreements	393,988	333,137
Customer deposits	2,381	1,603
Current portion of put option payable	278,400	1,296,000
TOTAL CURRENT LIABILITIES	2,295,590	4,051,262

CONVERTIBLE DEBT, NET	315,284	-
NON-COMPETE AGREEMENTS, less current portion	73,500	173,500
EXCESS OF VALUE OF PUT OPTIONS OVER THE ESTIMATED
FAIR VALUE OF SHARES, less current portion	9,600	1,296,000
TOTAL LIABILITIES	2,693,974	5,520,762

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $.001 par value, 50,000,000 authorized,
1,360,000 issued and outstanding at September 30, 2010 and
none issued and outstanding at December 31, 2009	1,360	-
Common stock, $.001 par value, 350,000,000 authorized, 95,083,179 and 69,443,292 shares issued and 94,763,179 and 69,123,292 shares
outstanding at September 30, 2010 and December 31, 2009, respectively	95,084	69,444
Additional paid-in capital	27,210,397	21,308,161
Accumulated deficit	(27,125,164)	(24,299,296)
Treasury stock, at cost (320,000 shares at September 30, 2010 and December 31, 2009)	(320,000)	(320,000)
Accumulated comprehensive income (loss)	15,472	(4,644)
Non-controlling interest	12,376	(81,492)
TOTAL STOCKHOLDERS' DEFICIT	(110,475)	(3,327,827)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,583,499	$2,192,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC. (FORMERLY SKYPOSTAL NETWORKS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

NET REVENUES	$1,709,139	$1,669,675	$5,528,542	$6,415,106

OPERATING EXPENSES:
Cost of delivery	1,362,690	1,442,272	4,569,101	5,464,488
General and administrative	977,854	1,018,953	2,747,545	3,279,006
Stock based compensation	123,984	(14,206)	214,181	241,651
TOTAL OPERATING EXPENSES	2,464,528	2,447,019	7,530,827	8,985,145

OPERATING LOSS	(755,389)	(777,344)	(2,002,285)	(2,570,039)

OTHER EXPENSES (INCOME):
Interest	19,481	-	33,450	-
Amortization of discounts	216,463	-	596,949	-
Changes in excess value of put option
over the estimated fair value of shares	9,600	(144,000)	51,200	230,400
Other	71,602	121,681	68,946	375,703
TOTAL OTHER EXPENSES (INCOME)	317,146	(22,319)	750,545	606,103

NET LOSS	(1,072,535)	(755,025)	(2,752,830)	(3,176,142)

Net income (loss) attributable to the non-controlling
interest	875	(10,694)	(100,815)	9,315

Loss attributable to the controlling interest	(1,073,410)	(744,331)	(2,652,015)	(3,185,457)

Deemed dividend on convertible preferred stock	-	-	(798,333)	-

Net loss attributable to common shareholders	$(1,073,410)	$(744,331)	$(3,450,348)	$(3,185,457)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	88,707,127	67,773,528	77,362,405	64,029,794
Effect of dilutive shares	-	-	-	-
Diluted	88,707,127	67,773,528	77,362,405	64,029,794

NET INCOME/(LOSS) PER SHARE to common
shareholders:
Basic and Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC. (FORMERLY SKYPOSTAL NETWORKS, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

					Additional			Non-	Accumulated	Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury	Controlling	Comprehensive	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Interest	Income	Deficit
BALANCES AT
DECEMBER 31, 2009	-	$-	69,123,292	$69,444	$21,308,161	$(24,299,296)	$(320,000)	$(81,492)	$(4,644)	$(3,327,827)

Components of comprehensive loss:
Net loss	-	-	-	-	-	(2,652,015)	-	(100,815)	-	(2,752,830)
Foreign currency translation
adjustment	-	-	-	-	-	-	-	8,621	20,116	28,737
Total comprehensive loss	-	-	-	-	-	-	-	-	-	(2,724,093)

Stock compensation - employees
and director shares	-	-	3,050,900	3,051	211,130	-	-	-	-	214,181
Common stock issued for
accrued payroll	-	-	856,300	856	84,774	-	-	-	-	85,630
Common stock issued for
trade payable	-	-	1,000,000	1,000	99,000	-	-	-	-	100,000
PuntoMio Exchange	11,425,160	11,425	-	-	786,908	-	-	-	-	798,333
Disposition of non-controlling
interest in PuntoMio	-	-	-	-	(12,209)	(173,853)	-	186,062	-	-
Deemed dividend from
PuntoMio Exchange	-	-	-	-	(798,333)	-	-	-	-	(798,333)
Redemption of warrants included in
PuntoMio preferred stock exchange	-	-	-	-	(109,000)	-	-	-	-	(109,000)
Conversion of preferred stock	(10,065,160)	(10,065)	10,065,160	10,065	-	-	-	-	-	-
Effect of adjustment of put option
payable	-	-	-	-	2,355,200	-	-	-	-	2,355,200
Broker fee for 3% $2.26m
Convertible Note	-	-	-	-	(52,522)	-	-	-	-	(52,522)
Warrants issued with 3% $2.26m
Convertible Note	-	-	-	-	375,268	-	-	-	-	375,268
Beneficial conversion feature attributed
to 3% $2.26m Convertible Note	-	-	-	-	1,884,732	-	-	-	-	1,884,732
Warrants issued with 3% $316k
Convertible Note	-	-	-	-	52,538	-	-	-	-	52,538
Beneficial conversion feature attributed
to 3% $316k Convertible Note	-	-	-	-	263,862	-	-	-	-	263,862
Conversion of 2% $402k & $95k
Convertible Notes into common stock	-	-	9,969,660	9,970	488,513	-	-	-	-	498,483
Private placement equity fee for conversion
of 2% $402k & $95k convertible notes	-	-	697,867	698	(698)	-	-	-	-	-
Private placement fees for 2% $402k
Convertible Notes	-	-	-	-	(5,592)	-	-	-	-	(5,592)
Warrants issued with
Convertible Notes	-	-	-	-	79,865	-	-	-	-	79,865
Beneficial conversion features attributed
to Convertible Notes	-	-	-	-	198,800	-	-	-	-	198,800

BALANCES AT
SEPTEMBER 30, 2010	1,360,000	$1,360	94,763,179	$95,084	$27,210,397	$(27,125,164)	$(320,000)	$12,376	$15,472	$(110,475)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC (FORMERLY SKYPOSTAL NETWORKS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,752,830)	$(3,176,142)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Amortization of debt discounts	596,949	-
Amortization of financing fees	61,489	-
Depreciation and amortization	144,497	155,029
Bad debt expense	7,761	27,404
Stock compensation expense	214,181	241,651
Conversion of interest on convertible debt	1,483	-
Revaluation of put option liability	51,200	230,400
Changes in assets and liabilities
Decrease in accounts receivable	516,908	515,215
(Increase) decrease in prepaid expense and other assets	(124,019)	38,269
Decrease in intangible assets	-	366,205
Decrease in accounts payable and accrued liabilities	(614,072)	(123,086)
Increase in customer deposits	778	2,573
Net cash used in operating activities	(1,895,675)	(1,722,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Advances to) repayments from stockholders	(28,286)	60,942
Cash acquired in acquisition of LEL	-	11,753
Capital expenditures	(17,911)	(20,200)
Net cash (used in) provided by investing activities	(46,197)	52,495

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of capital stock, net of offering costs	-	836,443
Issuance of warrants in connection with sale of subsidiary preferred stock, net	-	174,400
Issuance of subsidiary preferred stock		791,621
Warrants (redeemed) exercised	(109,000)	15,000
Payments of amounts due for non-compete agreements	(39,149)	(24,000)
Proceeds from issuance of convertible notes payable, net of offering costs	2,969,210	-
Payment of principal on convertible notes payable	(250,000)	-
Net cash provided by financing activities	2,571,061	1,793,464

Effect of exchange rate changes	28,737	(3,407)

Net increase in cash	657,926	120,070
Cash, beginning of period	36,513	309,455
Cash, end of period	$694,439	$429,525

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,592	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Non-compete agreement-LEL acquisition	$-	$100,000
Reduction of noncompete payable in exchange for payment of administrative costs	$-	$157,036
Common stock issued for trade payable	$100,000	$55,722
Subsidiary stock issued for director fee payable	$-	$45,192
Discounts recorded on convertible debt	$2,855,065	$-
Conversion of $497,000 note payable into common stock	$497,000	$-
Adjustment to put option liability	$2,355,200	$-
Issuance of common stock for accrued payroll	$85,630	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC. (FORMERLY SKYPOSTAL NETWORKS, INC.)
AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 2010
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

The condensed consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 included herein are not audited and have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and Article 8 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”). The condensed consolidated balance sheet at December 31, 2009 has been derived from audited consolidated financial statements; however, these Notes to Condensed Consolidated Financial Statements do not include all of the information and notes required by US generally accepted accounting principles (“GAAP”) for complete consolidated financial statements.  The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the US Securities and Exchange Commission (“SEC”). In the opinion of Management, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of results for these interim periods and in order to make the condensed financial statements not misleading.

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

 Note 2.  Liquidity, Financial Condition and Management Plans

Liquidity and Financial Condition

As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of $1,072,535 and $2,752,830 for the three and nine months ended September 30, 2010, respectively. Cash flow from operations has been negative for each of the last eleven quarters through September 30, 2010. These factors indicate that the Company’s ability to continue as a going concern is dependent on its ability to continue to raise capital to support its ongoing restructuring and repositioning efforts.  There can be no assurance that the Company will have access to additional equity capital.  The report from the Company’s independent registered public accounting firm included with the audited consolidated financial statements as of and for the year ended December 31, 2009 expressed doubts about our ability to continue as a going concern.   These consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

During the first half of 2010 the Company entered into various transactions and agreements impacting its current and future liquidity.  In May 2010, the Company entered into a Note Purchase Agreement whereby the Company agreed to sell a 3% senior secured convertible note and warrants in exchange for proceeds of $2,260,000.  On May 19, 2010, the Company issued a $2.26 million note maturing on May 19, 2013 that bears interest at an annual rate of 3% and payable monthly beginning on June 1, 2010.  These loan proceeds were used to pay-off certain loan obligations, trade payables and expenses.  The balance of the proceeds will be used to support the development of PuntoMio.  The principal and accrued interest for this note are convertible at any time at the option of the note holder into shares of the Company’s common stock at a conversion price of $0.05 per share.  The warrants expire on May 19, 2013 and are exercisable into 9,040,000 shares of the Company’s common stock at an exercise price of $0.15 per share.  The note and related warrants are more fully described in Note 8 – Convertible Debt and Note 12 – Warrants.  As of November 8, 2010, none of the note holders of the $2.26 million convertible note have exercised their option to convert any part of the note into stock or exercised warrants to purchase common shares.

As discussed in Note 7 – Commitments and Contingencies, in April 2010, a shareholder agreed to modify the terms of the Shareholder Put Option and Non-Compete Agreements.  As a result of the change in terms of the Put Option, the Company determined that the put rights requiring the Company’s purchase and redemption of 2,560,000 shares were no longer required to be carried at fair value on the Company’s consolidated balance sheet.  On April 21, 2010, the Company adjusted the liability related to the 2,560,000 shares valued at $2,355,200 based on the closing trading price of the Company’s common shares, with offset to additional paid in capital.  The Company continues to be contingently liable for the remaining 2,560,000 shares under the Put Option.  This adjustment resulted in a significant change to the financial position of the Company.  The adjustment reduced the Company’s total current liabilities, working capital deficit, and stockholders’ deficit.

On May 7, 2010, the Company issued a senior secured convertible note payable for net proceeds of $150,000 to serve as a bridge loan in anticipation of the Note Purchase Agreement.  This note was convertible into common stock of the Company at a conversion price of $0.05 per share.  On May 20, 2010, the Company paid the convertible note in full with proceeds from the $2.26 million financing.  There were no fees or interest incurred on this convertible loan.

In April 2010, the Company issued 2% convertible notes totaling $95,000 with a conversion feature to convert the principal and accrued interest from the notes into shares of the Company’s common stock at a conversion price of $0.05 per share.  In March 2010, the Company issued 2% convertible notes totaling $402,000 with a conversion feature to convert the principal and accrued interest from the notes into shares of the Company’s common stock at a conversion price of $0.05 per share.   These convertible notes were issued with warrants to purchase up to 1,988,000 shares of the Company‘s common stock at an exercise price of $0.05 per share expiring on March 15, 2011.  In May 2010, the holders of these notes exercised the right to convert these notes into common stock.  They converted the notes into 10,667,527 shares of the Company’s common stock.  As of November 8, 2010, the convertible note holders have not exercised their warrants.  The terms of the convertible notes and related conversion features are more fully described in Note 8 – Convertible Debt.  The terms of the associated warrants are more fully described in Note 12 – Warrants.

During March 2010, the Company issued a convertible note payable for $100,000 at 18% annual interest and which is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share. The note was paid in full on May 20, 2010.  During the life of the loan, the Company incurred and paid a total of $3,592 in interest based on 1.5% monthly rate of outstanding principal.

The Company is exploring other alternatives for financing and raising additional equity in the capital markets but there can be no assurances that these efforts will be successful.

Management Plans

Management is constantly seeking opportunities to lower operating and administrative costs and increase revenue in an effort to reduce the current negative cash flow, including the following initiatives achieved in the twelve months ended December 31, 2009 and continued during the nine months ended September 30, 2010:

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SkyShop Logistics, Inc. formerly SkyPostal Networks, Inc., as parent, and all entities in which the Company has a controlling voting interest. The Company has a controlling interest in SkyShop Logistics of Florida, Inc. doing business as “PuntoMio” and “Global E-Cart”, SkyPostal, Inc. and Logistics Enterprises “LEL”. All significant intercompany accounts and transactions between have been eliminated in consolidation.

Reclassification

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation.

Cash

Cash primarily consists of demand deposits in interest and non-interest bearing accounts. The carrying amounts of these deposits approximate their fair value. The Company’s balances maintained may, at times, exceed available depository insurance limits. At September 30, 2010, the Company had $370,848 in excess of the federally insured limits, but held by reputable financial institutions.

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

Based on Management’s analysis, no long-lived assets were deemed impaired during the nine months ended September 30, 2010.

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

Loss Per Share

Basic loss per share is presented on the face of the condensed consolidated statements of operations. Basic earnings or loss per share “EPS” is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during each period. Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period. Due to the Company’s losses from continuing operations, dilutive potential common shares in the form of convertible notes, warrants and any shares issuable under 2008 Omnibus Equity Compensation Plan were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

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

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The Company’s tax years ended after December 31, 2006 remain subject to examination by Federal and state jurisdictions.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet.

Business Combinations and Non-controlling Interest

Effective March 1, 2009, the Company acquired 70% of the outstanding common stock of LEL, a Colombian logistics company. The Company used the acquisition method of accounting to account and report the LEL acquisition.

On September 30, 2009, the Company sold a 24.1% preferred equity interest in its wholly owned subsidiary PuntoMio and Company warrants for cash proceeds of $966,021 for cash.  Effective April 30, 2010, the Company entered into an equity exchange (“PuntoMio Exchange”) with the preferred interest holders of PuntoMio.  The Company exchanged eight preferred convertible shares of the Company for every one PuntoMio preferred share.  Simultaneous with the PuntoMio Exchange, the Company bought back or redeemed 1,090,000 warrants for $109,000.  There is no longer a non-controlling interest in PuntoMio as of June 30, 2010.  The ownership percentage of the non-controlling interest in LEL has not changed.

 The following table presents the (increase) decrease in the deficit attributable to the Company as of September 30, 2010 as a result of the Punto Mio Exchange.

Net loss attributable to the Company	$2,652,015
Increase in the Company’s additional paid-in capital from the Exchange	(798,333)
Change from net loss attributable to the Company and transfers from non-controlling interest	$1,853,682

Note 4.  Accounts Receivable and Concentration of Credit Risk

In the normal course of business, the Company incurs credit risk from accounts receivable by extending credit on a non-collateralized basis primarily to U.S. and non-U.S. based customers. The Company performs periodic credit evaluations of its customers’ financial condition as part of its decision to extend credit. The Company maintains an allowance for potential credit losses based on historical experience and other information available to Management. Accounts receivable, net, consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009

Accounts Receivable	$665,037	$1,183,573
Less: Allowance for doubtful accounts	(49,685)	(43,552)
Accounts Receivable, net	$615,352	$1,140,021

During the three months ended September 30, 2010 and 2009, approximately 38% and 28% of the Company’s revenues were generated from two customers.  During the three months ended September 30, 2010, approximately, 28% of the Company’s cost of sales was purchased from two vendors.

During the nine months ended September 30, 2010 and 2009, approximately 57% and 31% of the Company’s revenues were generated from two and three customers, respectively. During the same period, approximately, 32% and 13% of the Company’s cost of sales was purchased from two vendors and one vendor, respectively.

Note 5.  Property and Equipment, net

Property and equipment, net, consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Office and computer equipment	$171,780	$167,698
Computer software	206,289	204,153
Furniture and fixtures	45,595	45,595
Warehouse equipment	73,378	71,645
Leasehold improvements	1,755	1,755
	498,797	490,846
Less: accumulated depreciation	(413,562)	(393,076)
Property and equipment, net	$85,235	$97,770

Depreciation expense for the three months ended September 30, 2010 and 2009 was $7,550 and $7,161, respectively.  Depreciation expense for the nine months ended September 30, 2010 and 2009 was $20,486 and $24,887, respectively.

Note 6.  Intangible Assets, net

Intangible assets as of September 30, 2010 and December 31, 2009 are shown below:

	2010	2009	Life (yrs)

Trademarks	$99,204	$89,244	Indefinite
Customer List-LEL	81,020	81,020	Three
Non-Compete-LEL	100,000	100,000	Three
Non-Compete-Shareholder	735,000	735,000	Seven
Subtotal	1,015,224	1,005,264

Less: Accumulated Amortization	(353,022)	(229,011)

Intangible Assets, net	$662,202	$776,253

Amortization expense was approximately $41,000 and $48,000 for each of the three months ended September 30, 2010 and 2009, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 was approximately $124,000 and $130,000, respectively.

The Company has various registered trademarks in North America, Europe, Middle East and Latin America under which the Company trades depending on the market and co-marketing partner. The carrying value of the trademarks represents legal and other costs related to development and registration of the Company’s trademarks. Additional legal expenditures of $9,960, related to trademarks, were incurred and capitalized during the nine months ended September 30, 2010. This investment is considered to have an indefinite life and as such is not amortized.

On February 27, 2009, the Company acquired 70 percent of the outstanding common stock of LEL. The purchase price was allocated to the tangible assets acquired and the liabilities assumed based on their respective fair values and $81,020 was allocated to the fair value of identifiable intangible assets, identified as LEL’s customer list. The Company also entered into a non-compete agreement with a shareholder of LEL, which includes payments totaling $100,000, comprised of 25 payments of $4,000 payable on a monthly basis. The customer list and non-compete agreement were recorded as intangible assets and are being amortized on a straight line basis over three years. The unamortized portion of the Customer List-LEL and the Non-Compete-LEL totaled $40,502, and $49,996, respectively, as of September 30, 2010.

Simultaneous with the Put Option Agreement, see Note 7 — Commitments and Contingencies, entered into on April 1, 2007, the Company also entered into a non-compete agreement with one of its shareholders. Under the Shareholder Non-Compete Agreement, the shareholder was to receive quarterly payments beginning on April 1, 2008 and ending on January 1, 2013. The non-compete agreement was recorded as an intangible asset on the balance sheet in the amount of $735,000 with an offsetting liability to recognize the cumulative future payments in 2008. The non-compete is amortized on a straight line basis over the term of  the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. At September 30, 2010, the unamortized portion of the non-compete agreement recorded as an intangible asset amounted to $472,500.

Note 7.  Commitments and Contingencies

Put Option

On April 1, 2007, the Company and a shareholder entered into a Sale Option Agreement, (the “Shareholder Put Option Agreement”), whereby 3,200,000 options (the “Put Option”) were issued to the shareholder which, when exercised, obligated the Company to purchase and redeem up to 3,200,000 shares of the Company’s common stock at a cash exercise price of $1.00 per share. The shareholder had the right to exercise at any time up to 3,200,000 shares in quarterly increments of up to 160,000 common shares beginning with the quarter ended April 1, 2008. The Put Option expires on January 2, 2013.

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

On April 21, 2010, as a condition for entering into the 3% $2.26m Convertible Note (see Note 8 – Convertible Debt), the shareholder agreed to a change of terms within the Shareholder Put Option Agreement.  The shareholder agreed to not exercise the Put Option until the closing price for the Company’s common stock on the principal market on which such common stock trades is greater than $1.00 (subject to adjustment for stock splits, stock dividends and similar events) for 60 consecutive days.  Except for this change, the Shareholder Put Option Agreement will remain in full force and effect in accordance with its respective terms.  From April 2007 to April 2010, the shareholder has put 640,000 shares to the Company at an exercise price of $1.00 per share and the Company has made payments totaling $320,000 to the shareholder.  As of April 21, 2010 immediately before the change in terms, there were 320,000 shares to be redeemed, and 2,560,000 shares remaining that may be put to the Company for purchase and redemption under the Put Option.  As a result of the change in terms, which restrict the shareholder’s right to exercise the Put Option, the Company determined that the put rights requiring the Company’s purchase and redemption of 2,560,000 shares were no longer required to be reflected at fair value on the Company’s consolidated balance sheets.  On April 21, 2010, the Company reclassed the liability related to the 2,560,000 shares valued at $2,355,200 based on the closing trading price of the Company’s common shares, to additional paid in capital.  The Company continues to be contingently liable for the remaining 2,560,000 shares under the Put Option.  Should the Company’s trading price remain above $1.00 per common share for 60 consecutive days reinstituting the Put Option rights, then fall below $1.00 per share, a liability would be recognized and charged to earnings in the period.  A summary of the Put Option at December 31, 2009, the effect of elimination of a portion of the liability at April 21, 2010 and the Put Option at September 30, 2010 is as follows:

			Effect of
			April 21, 2010				Nine Month
	December 31, 2009		Adjustment		September 30, 2010		Change in
	Shares	Value	Shares	Value	Shares	Value	Fair Value

Put Option exercised and unpaid	320,000	$288,000			320,000	$288,000	$-
Remaining Put Option liability	2,560,000	2,304,000	-	$(2,355,200)	2,560,000	-	51,200
Total Put Option	2,880,000	$2,592,000			2,880,000	$288,000	$51,200

For the three and nine months ended September 30, 2010, the Company recognized in its operating results adjustments to the fair value of the Put Option in the amount of a loss of $9,600 and $51,200, respectively.  The fair value adjustment for the three months ended September 30, 2010 was the result of a decrease in the trading price of our common stock from $0.13 per share on June 30, 2010 to $0.10 per share on September 30, 2010.  The fair value adjustment for the nine months ended September 30, 2010 was the result of a decrease in the trading price of our common stock from $0.10 per share on December 31, 2009 to $0.08 per share on April 21, 2010.

Non-Compete Agreements

Simultaneous with the Shareholder Put Option Agreement, the Company also entered into a non-compete agreement (the “Shareholder Non-Compete Agreement”) whereby the shareholder was to receive quarterly payments totaling $735,000 beginning April 1, 2008 and ending on January 1, 2013 pursuant to a schedule in the agreement. The Shareholder Non-Compete Agreement was recorded as an intangible asset on the consolidated balance sheets with an offsetting liability to recognize the cumulative future payments.  The agreed-upon value of the non-compete is being amortized on a straight line basis over the term of the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. See Note 6 - Intangible Assets.

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

At the request of the shareholder, the Company made payments on behalf of the shareholder of $2,208 and $7,175 during the three and nine months ended September 30, 2010, respectively, reducing amounts owed under the Shareholder Non-Compete Agreement.

At September 30, 2010, amounts due on the liability related to the Shareholder Non-Compete Agreement are as follows:

Payment Schedule for September 30,	Amount
2011	$353,957
2012	63,000
2013	10,500
Total	$427,457

In addition, at September 30, 2010, the Company’s current liability related to non-compete agreements included $40,031 payable to a minority shareholder of LEL.  Through September 30, 2010, $59,969 has been paid on the LEL non-compete agreement.

Litigation

The Company may become a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of Management, there were no matters that would have a material adverse effect on the Company’s consolidated financial statements taken as whole as of September 30, 2010 and December 31, 2009.

Note 8.  Convertible Debt

During the nine months ended September 30, 2010, the Company entered into several convertible note agreements.  In March 2010, the Company entered into two convertible debt agreements to raise working capital and continue the development of PuntoMio.

3% Convertible Note - $2,260,000 (“3% $2.26m Convertible Note”)

On May 18th 2010, the Company entered into a Note Purchase Agreement and other agreements with LBI Investments, LLC whereby the Company agreed to issue a 3% Senior Secured Convertible Note and Warrant for cash proceeds of $2,260,000.  The investment banker was entitled to a transaction fee equal to 7% of gross cash proceeds in cash and 7% of the cash proceeds in SKPN stock at $.05 per share. The Company settled with the issuance of a 3% convertible note at $.05 per share with a face value of $316,400 due May 19, 2013.

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

Proceeds of this convertible note were tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. After determination of the fair value of the warrants, the Company recognized a beneficial conversion feature of $1,884,732 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 334.888%, no dividends and a risk free interest rate of 1.59%. The discount related to the warrants for common stock was determined to be $375,268 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense. However, the Company has elected to disclose the amortization of debt discount separately on the condensed consolidated statements of operations. For the period from issuance to September 30, 2010, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $230,643 and $45,923, respectively.  Interest expense recorded during the nine months ended September 30, 2010 amounted to $24,891.  As of September 30, 2010, the entire $2,260,000 convertible note is outstanding and is carried at $276,566 net of discounts in the accompanying consolidated balance sheets.

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

●
The notes provide for 20% warrant coverage with a strike price of $0.15 per share and expire on May 19, 2013.  Warrants to purchase 1,265,600 shares of common stock at $0.15 per share have been issued and are outstanding at September 30, 2010.

The Company tested the $316,400 convertible note for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. The Company recognized a beneficial conversion feature of $263,862 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 334.888%, no dividends and a risk free interest rate of 1.59%. The discount related to the warrants for common stock was determined to be $52,538 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense.  However, the Company has elected to disclose the amortization of debt discount separately on the condensed consolidated statements of operations. For the period from issuance to September 30, 2010, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $32,290 and $6,428, respectively.  Interest expense recorded during the nine months ended September 30, 2010 amounted to $3,485.  As As of September 30, 2010, the entire $316,400 convertible note is outstanding and is carried at $38,718 net of discounts in the accompanying consolidated balance sheets.

2% Convertible Notes - $402,000 and $95,000

On March 15th 2010, the Company entered into an agreement with Falcon Consulting to raise up to $500,000 through the sale of convertible notes. In March and April 2010, the Company entered into convertible note agreements with several investors of the Company totaling $497,000. The terms of the convertible note agreements are:

●	The notes become due upon the earlier of July 15, 2010 or completion of a financing event in the amount of $4,000,000 or greater.

●	Annual interest rate of 2%, payable annually and to accrue beginning on April 1, 2010.

●	The convertible note holders have the option to convert the notes into shares of the Company’s stock at a conversion ratio of $.05 per $1.00 of principal outstanding, at any time.

●	The notes provide for 20% warrant coverage with a strike price of $0.05 per share expiring March 15, 2011. As of September 30, 2010, 1,988,000 warrants have been issued.

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

The private placement agent, Falcon Consulting, earned a cash fee comprised of 7% of the total monies raised or $34,790.  The amount was allocated to additional paid-in-capital and debt issuance costs based on the relative fair values of the conversion feature and the warrants resulting in a $5,592 charged to additional paid-in capital and the remaining $29,199 to debt issuance cost. These amounts were being amortized through July 15, 2010; however, the remaining amount of $21,595 was expensed upon conversion on May 19, 2010.

In addition, Falcon Consulting was entitled to receive 7% of any common shares issued upon conversion of the notes through July 15, 2010.

On May 20, 2010, Falcon was issued 697,876 shares of common stock upon conversion of these notes valued at $55,830 based on the closing trading price of the Company’s common stock on that date.  These shares were deemed to be placement fees related to the sale of issuance of common stock and thus were charged to additional paid-in capital.  In total, 10,667,527 shares of common stock were issued for the $497,000 convertible debt.  None of this debt is outstanding at September 30, 2010. The unamortized discounts of $147,027 and $73,626 related to the remaining beneficial conversion features and the warrants, respectively, were charged to expense during quarter ended June 30, 2010.

18% Convertible Note Payable - $100,000

On March 8th 2010, the Company entered into a note agreement for $100,000. Terms of the note payable were:

●	Discount granted at issuance of 3% charged to expense.

●	Interest on the unpaid principal at 1.5% per month, which was payable monthly.

●	Maturity date was May 7, 2010, subsequently extended to June 7, 2010.

●	Note was secured by the Company’s accounts receivable to the extent of the amount owed.

●	Lender had option to convert 100% of the note payable to Company’s common shares at a conversion price of $0.10 per share.

The proceeds of $97,000 were received March 8th 2010 and the convertible note was tested for a beneficial conversion feature at the time of issuance by comparing the effective conversion price to the fair value of the Company’s stock. The $3,000 discount was amortized into expense and included in amortization of discounts on the consolidated statements of operations.  The Company determined that the 18%, $100,000 convertible note payable did not have an embedded beneficial conversion feature and thus did not recognize any reduction to the carrying amount of the convertible debt.  In May 2010, the Company repaid the note payable with $100,000 cash proceeds from the 3% $2.26m Convertible Note.  The Company incurred and paid $3,592 of interest expense related to this note.

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

Below is a summary of convertible debt outstanding as of September 30, 2010:

	Amount Due and Discounts at Issuance				Amount Due and Discounts at September 30, 2010
Convertible Security Description	Amount Due	Beneficial Conversion Feature	Warrants	Net Amount	Amount Due	Unamortized Discounts	Net Amount

3% $2.26m Convertible Note	2,260,000	1,884,732	375,268	-	2,260,000	1,983,434	276,566
3% $316k Convertible Note	316,400	263,862	52,538	-	316,400	277,682	38,718

	$2,576,400	$2,148,594	$427,806	$-	$2,576,400	$2,261,116	$315,284

Note 9.  Stock-Based Compensation

Common Stock Awards

The Company recognized $123,984 and $(14,206), net of forfeitures of $77,764, of share-based compensation expense during the three months ended September 30, 2010 and 2009, respectively, related to the vesting of previously awarded stock.  As of September 30, 2010, the future compensation expense related to awarded, non-vested stock that will be recognized is $162,610, and this amount is expected to be recognized over a weighted average period of 1.64 years.   A summary of the Company’s non-vested stock as of September 30, 2010 is presented below:

			Weighted
			Average Grant-
		Grant Date	Date Fair Value	Unamortized
	Shares	Fair Value	(per share)	Value
Nonvested at December 31, 2009	688,046	$-	$0.55	$380,023
Awarded	3,957,200	221,100	0.11	162,610
Vested	(2,795,246)	-	0.49	(367,352)
Forfeited	(200,000)	-	0.15	(12,671)
Nonvested at September 30, 2010	1,650,000	$221,100	$0.12	$162,610

On June 18, 2010, 1,200,000 restricted shares with a three year vesting period were awarded to members of the Board of Directors valued at $156,000 based on the closing price of the Company’s common stock on that date. These shares were issued on August 16, 2010.  During the three months ended June 30, 2010 our Board of Directors granted 495,000 shares of common stock to prior members of the Board of Directors for services, of which 345,000 were for prior services and vested immediately and 150,000 shares will vest and be issued after one-year of continued service.  The fully vested shares were valued at $24,600 based on the closing trading price of the Company’s common stock on the date of grant and charged to compensation expense.  The 150,000 shares that vest over one-year were valued at $10,500 and will be charged to expense over the one-year vesting period.  In August 2010, the Company granted and issued employees 2,262,200 shares of common stock valued at $226,220 based on their grant-date fair value, 300,000 of which are restricted shares subject to a three-year vesting period and 856,300 of which were issued to settled previously accrued payroll.   In August 2010 the Company also issued 100,000 shares of common stock that were granted to an employee in February 2009 and became fully vested in February 2010.  The Company recognized $214,181 and $241,651 of share-based compensation expense during the nine months ended September 30, 2010 and 2009, respectively, related to the award, vesting and forfeiture of shares.

The July 2008 stock compensation plan authorized 5,000,000 shares for issuance and since then, a total of 4,445,246 shares have been granted.  Therefore, 554,754 shares of common stock are available for issuance from the current stock compensation plan.

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

The following table presents the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, for each fair value hierarchy level.

	Put Option Liability
	September 30, 2010	December 31, 2009
Level I	$288,000	$2,592,000
Level II	-	-
Level III	-	-
Total	$288,000	$2,592,000

Note 11.  Common and Preferred Stock

Effective July 16, 2010, the Company is authorized to issue 350,000,000 common shares (an increase of 200,000,000 from 150,000,000 authorized shares at June 30, 2010) with a par value of $0.001 and 50,000,000 preferred shares with par value $0.001.

During the nine months ended September 30, 2010, the Company had several equity transactions.  The Company issued 1,000,000 shares of common stock valued at $100,000 by the parties as partial settlement of a trade payable.  The Company converted 2% $497,000 convertible notes, including related interest and fees into 10,667,527 shares of common stock, more fully described in Note 8 - Convertible Debt.  Also, during the nine months ended September 30, 2010, the Board of Directors approved grants of 345,000 shares to Directors for their past service valued at $24,600 more fully described in Note 9 – Stock-Based Compensation.

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

In August 2010, holders of 10,065,160 shares of the Company’s preferred stock converted their preferred stock into an equivalent number of shares of the Company’s common stock.  As of September 30, 2010, 1,360,000 shares of preferred stock remain outstanding.

 Note 12.  Warrants

In May 2010, warrants were issued as part of the 3% $2.26m Convertible Note agreements. The note agreements provide for the issuance of detachable warrants equivalent to 20% of the shares issuable upon conversion of the notes, or 9,040,000 warrants, with an exercise price of $0.15 per share and expiring on May 19, 2013.  In addition, a broker fee resulted from the issuance of the 3% $2.26m convertible note amounting to 14% of the principal of the notes, or $316,400, and the Company entered into convertible note and warrant agreements for this obligation.  In May 2010, 1,265,600 warrants were issued as part of the 3% $316k Convertible Note issuance with a strike price of $0.15 per share and expiring on May 19, 2013.    These warrants contain anti-dilution provisions and a cashless exercise feature.  As of September 30, 2010, 10,305,600 warrants to purchase an equivalent number of common shares related to the 3% $2.26m Convertible Note and broker fee remain outstanding. These warrants were recorded and valued in conjunction with their respective issuance of convertible notes – See Note 8 – Convertible Debt.

During March and April 2010, warrants were issued as part of the 2% $402,000 and 2% $95,000 Convertible Note agreements. The note agreements provide for the issuance of detachable warrants equivalent to 20% of the principal of the notes with a strike price of $0.05 per share and expiring March 15, 2011.  As of September 30, 2010, 1,988,000 warrants to purchase 1,988,000 common shares at $0.05 per share are outstanding.  These warrants were recorded and valued in conjunction with the issuance of the convertible notes – See Note 8 – Convertible Debt.

In 2009, 1,090,000 warrants were issued as part of the third quarter 2009 private placement with an exercise price of $0.10 per share and an expiration date of July 1, 2012. These warrants were valued by an independent service at $174,400. These warrants were redeemed on April 30, 2010 for $109,000.

Falcon Consulting and others earned 2,653,195 warrants with an exercise price of $0.50 as fees for 2008 private placement and bridge loans.  These warrants were valued at $188,144 and have an expiration date of March 11, 2011.  During 2009, 456,029 of these warrants were cancelled and in exchange for the issuance of 100,000 common shares.  At September 30, 2010 and December 31, 2009, 2,197,166 warrants payable to Falcon Consulting remain outstanding.  A summary of all warrants outstanding at September 30, 2010 and changes to warrants issued during the nine months then ended, is as follows:

	Warrants	Exercise Price	Proceeds Upon Exercise or Redemption	Expiration Dates
Outstanding at December 31, 2009	3,287,166	$0.37	$1,207,583	March 11, 2011 and July 1, 2012
Awarded	1,608,000	0.05	80,400	March 15, 2011
Awarded	380,000	0.05	19,000	March 15, 2011
Awarded	9,040,000	0.15	1,356,000	May 19, 2013
Awarded	1,265,600	0.15	189,840	May 19, 2013
Exercised	-	-	-
Redeemed	(1,090,000)	(0.10)	(109,000)	July 1, 2012
Forfeited	-	-	-
Outstanding at September 30, 2010	14,490,766		$2,743,823

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

Company Overview

The Company has repositioned its core business to focus on the growing cross-border business to consumer B2C e-commerce market.  The Company provides a shopping facilitator service to foreign consumers.  It also offers U.S. online merchants the ability to handle cross border orders.  The Company’s SkyPostal, Inc. subsidiary provides international distribution of catalogs, books and publications.  The Company operates facilities in Miami, Florida and Bogota, Colombia for the sorting and consolidating of mail and parcels for shipment to specific countries in Latin America.

On July 16, 2010, a majority of the voting shareholders approved the Company name change to SkyShop Logistics, Inc. and an increase in the authorized shares of common stock available for issuance at $0.001 par value, from 150,000,000 to 350,000,000 shares.

LEL was acquired effective March 1, 2009.  The results of operations for the nine months ended September 30, 2010 include the results of LEL for nine months, whereas the results of operations for the period ended September 30, 2009 include only seven months of operations in these consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009.

The following table sets forth, for the periods indicated, statements of operations information from our unaudited condensed consolidated statements of operations with changes from the same three month period in 2009.

	Three Months Ended September 30,
	2010	2009

NET REVENUES	$1,709,139	$1,669,675

OPERATING EXPENSES:
Cost of delivery	1,362,690	1,442,272
General and administrative	977,854	1,018,953
Stock based compensation	123,984	(14,206)
TOTAL OPERATING EXPENSES	2,464,528	2,447,019

OPERATING LOSS	(755,389)	(777,344)

OTHER EXPENSES (INCOME):
Interest	19,481	-
Amortization of discounts	216,463	-
Changes in excess value of put option
over the estimated fair value of shares	9,600	(144,000)
Other	71,602	121,681
TOTAL OTHER EXPENSES (INCOME)	317,146	(22,319)

NET LOSS	(1,072,535)	(755,025)

Net income (loss) attributable to the non-controlling
interest	875	(10,694)

Loss attributable to the controlling interest	(1,073,410)	(744,331)

Deemed dividend on convertible preferred stock	-	-

Net loss attributable to common shareholders	$(1,073,410)	$(744,331)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	88,707,127	67,773,528
Effect of dilutive shares	-	-
Diluted	88,707,127	67,773,528

NET INCOME/(LOSS) PER SHARE to common
shareholders:
Basic and Diluted	$(0.01)	$(0.01)

Revenue

The Company generates revenue on the tonnage of mail and parcels delivered, measured in kilograms plus service fees charged to non-U.S. based consumers for processing customs and duties and sales commissions earned from merchants.   Revenue during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 increased by 2.4%.

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

The following schedule highlights the Company’s U.S. and foreign sourced revenue, including the revenues of PuntoMio and LEL, for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Change
Region	2010	Percent of Total	2009	Percent of Total	Amount	Percent

U.S.	$668,155	39.1%	$736,331	44.1%	(68,176)	-9.3%
Foreign	1,040,984	60.9%	933,344	55.9%	107,640	11.5%
Total	$1,709,139		$1,669,675		39,464	2.3%

Operating Expenses

Cost of Delivery. The total cost of delivery per kilo increased by 5% compared to the same period in the prior year primarily due to increase fuel costs.  In addition, the Company phased-out low margin business at the end of 2009 therefore 2010 sales are comprised of better margin sales resulting in an increase of gross margin of 7%.  The Company expects gross margin to continue to improve in the next twelve months as the PuntoMio volume grows and better margins are realized on mail business into Latin America, Europe, and the Middle East.  The cost per kilogram will vary with the price of oil and the margin between revenue and delivery costs would be adversely affected by any significant increases in oil prices.

Stock Based Compensation increased by $138,190 to $123,984 during the three months ended September 30, 2010 compared to a net negative expense of $14,206 resulting from forfeitures of $77,764 and expense of $63,558 for the three months ended September 30, 2009.  The increase in stock compensation expense is due to a stock grant forfeiture that took place in 2009 and the issuance and continued vesting of stock options to employees and directors during 2010 totaling $123,984.

Other Expenses

Interest. The Company accrued $19,481 of interest expense related to the various convertible debt agreements entered into during 1st and 2nd quarters of 2010 that did not exist in 2009.  See financial statement Note 8 – Convertible Debt for full discussion on all convertible debt.

Amortization of Debt Issuance Discount. The Company incurred $216,463 of amortization expense related to discounts on convertible debt issued during the 1st and 2nd quarters of 2010 that did not exist in 2009.  See financial statement Note 8 – Convertible Debt for full discussion on all convertible debt.

Revaluation of Put Option Liability. The Company records a mark to market adjustment every reporting period to adjust the fair value of the put option liability (see Put Option and Non-Compete Agreements below).  The Company’s expense resulting from the mark to market adjustment during the three months ended September 30, 2010 was a loss of $9,600 compared to a gain $144,000 for the three months ended September 30, 2009.  The decrease was primarily due to the reclassification into equity and the discontinuance of mark to market accounting of a significant portion of the Put Option during 2010.  See Note 7 – Commitments and Contingencies.

Other income and expenses consist of non-operating items such as depreciation, amortization and financing fees. Other expenses decreased by $50,079 during the three months ended September 30, 2010.

Results of Operations for the Nine Months Ended September 30, 2010 as Compared to the Nine Months Ended September 30, 2009.

The following table sets forth, for the periods indicated, statements of operations information from our unaudited condensed consolidated statements of operations with changes from the same nine month period in 2009.

	Nine Months Ended September 30,
	2010	2009

NET REVENUES	$5,528,542	$6,415,106

OPERATING EXPENSES:
Cost of delivery	4,569,101	5,464,488
General and administrative	2,747,545	3,279,006
Stock based compensation	214,181	241,651
TOTAL OPERATING EXPENSES	7,530,827	8,985,145

OPERATING LOSS	(2,002,285)	(2,570,039)

OTHER EXPENSES (INCOME):
Interest	33,450	-
Amortization of discounts	596,949	-
Changes in excess value of put option
over the estimated fair value of shares	51,200	230,400
Other	68,946	375,703
TOTAL OTHER EXPENSES (INCOME)	750,545	606,103

NET LOSS	(2,752,830)	(3,176,142)

Net income (loss) attributable to the non-controlling
interest	(100,815)	9,315

Loss attributable to the controlling interest	(2,652,015)	(3,185,457)

Deemed dividend on convertible preferred stock	(798,333)	-

Net loss attributable to common shareholders	$(3,450,348)	$(3,185,457)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	77,362,405	64,029,794
Effect of dilutive shares	-	-
Diluted	77,362,405	64,029,794

NET INCOME/(LOSS) PER SHARE to common
shareholders:
Basic and Diluted	$(0.04)	$(0.05)

Revenue

The Company generates revenue on the tonnage of mail and parcels delivered, measured in kilograms plus service fees charged to non-U.S. based consumers for processing customs and duties and sales commissions earned from merchants.    Revenue during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 decreased by 14% as a result of a 19% decrease in tonnage primarily during the first quarter of 2010, and a 2.9% increase in rates charged to customers implemented during 2nd quarter 2010.  The tonnage decrease and reduction in U.S. sourced revenue is primarily attributable to low margin, high volume business that was phased out at the end of 2009 and does not exist in 2010.  Going forward, the Company is focused on maintaining and growing higher margin business specifically, mail and parcels origination and into Latin America. Management believes that overall industry mail tonnage will continue to decrease while parcel volumes from the U.S. and Europe into Latin America will increase due to general demand increase for U.S. products. Management believes this demand will drive the growth of fees earned from customs and duties processing, delivery and merchant fees.  In addition, Management believes that higher margin, e-commerce consumer business originating in Latin America, Europe and Middle East, will continue to increase as the Company continues to grow its consumer customer base through co-marketing agreements with banks and credit card issuers in those regions where the growth in cross-border shopping is greatest.  Revenue growth will also be generated from U.S. merchant agreements wherein the Company assumes the management of foreign shopper transactions that the merchants prefer to outsource.

The following schedule highlights the Company’s U.S. and foreign sourced revenue including the revenues of PuntoMio and LEL, for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,				Change
Region	2010	Percent of Total	2009	Percent of Total	Amount	Percent

U.S.	$2,516,936	45.5%	$3,585,104	55.9%	(1,068,168)	-29.8%
Foreign	3,011,606	54.5%	2,830,002	44.1%	181,604	6.4%
Total	$5,528,542		$6,415,106		(886,564)	-23.4%

Operating Expenses

Cost of Delivery. Total cost of delivery decreased by 16.4% and the gross margin increased by 2% as a result of better renegotiated rates with key vendors compared to the same period in the prior year.  The Company expects gross margin to improve in the next twelve months as the parcel and mail business into Latin America, Europe, and Middle East continues to grow.  The cost per kilogram will vary with the price of oil and the margin between revenue and delivery costs would be adversely affected by any significant increases in oil prices.

General and Administrative. This expense decreased by $531,461 during the nine months ended September 30, 2010 primarily due to reductions in salaries and benefits of $302,536, public company costs such as audit, reporting, and investor relations costs of $137,607 and rent, telephone, and utilities of 83,401.

 Other Expenses

Interest. The Company incurred and paid $3,592 of interest expense from the 18%, $100,000 Note entered into in March 2010.  In addition, the Company accrued $29,858 of interest expense related to the various convertible debt agreements entered into during 1st and 2nd quarters of 2010 that did not exist in 2009.  See financial statement Note 8 – Convertible Debt for full discussion on all convertible debt.

Amortization of Debt Issuance Discount. The Company incurred $596,949 of amortization expense related to debt issuance discounts resulting from the various convertible debt agreements entered into during the 1st and 2nd quarters of 2010 that did not exist in 2009.  See financial statement Note 8 – Convertible Debt for full discussion on all convertible debt.

Revaluation of Put Option Liability. The Company’s expense resulting from the mark to market adjustment during the nine months ended September 30, 2010 was a loss of $51,200 compared to a loss of $230,400 for the nine months ended September 30, 2009.  The decrease was primarily due to the reclassification into equity and the discontinuance of mark to market accounting of a significant portion of the Put Option during 2010.  See Note 7 – Commitments and Contingencies.

Other income and expenses, which consist of non-operating items such as depreciation, amortization and financing fees decreased by $306,757 during the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to a charge of $149,000 to income in 2009 for a loss on a deposit.  In addition, during the nine months ended September 30, 2009, the Company incurred $43,000 of acquisition related expense related to the acquisition of LEL that did not occur in 2010.  In 2010, the Company was able to negotiate reduced payments to satisfy past due amounts and therefore recognized a $35,000 of gain from the write-off of trade payables.  The balance of the reduction in other expenses is due to currency gains during the nine months ended September 30, 2010 compared to the same period in 2009.

Net Income (Loss) Attributable to the Non-Controlling Interest

Net income of $875 and loss of $100,815 for the three and nine months ended September 30, 2010, respectively, are the portion of earnings and losses attributable to the non-controlling shareholder in LEL, who holds a 30% common equity interest, and shareholders whom held a 24.1% preferred equity interest in PuntoMio for the period through April 30, 2010.   The Company acquired a 70% interest in LEL effective March 1, 2009.  The change of the Company’s equity interest in PuntoMio from 100% to 75.9% occurred effective September 30, 2009 as a result of the third quarter capital raise for PuntoMio.  Effective April 30, 2010, the Company entered into an exchange agreement with the holders of the preferred equity interest in PuntoMio and at September 30, 2010, the Company possesses 100% equity interest in PuntoMio.  The earnings (loss) attributable to the non-controlling interest of $(10,694) and $9,315 for the three and nine months ended September 30, 2009, respectively, contain losses attributable to the PuntoMio non-controlling interest for the entire periods.

Deemed Dividend

As further discussed in Note 11 – Common Stock and Preferred Stock, the Company recorded a non-cash deemed dividend of $798,333 in connection with the issuance of its convertible preferred stock in the exchange for preferred shares of its subsidiary, PuntoMio.

Liquidity

The Company’s primary recurring sources of liquidity is the cash provided through its on-going operations and issuance of debt and equity securities. Proceeds from issuances of debt and equity securities over the last two years have been used for the development of new products and services, fund operations and other corporate needs. For the nine month period ended September 30, 2010, cash increased by $657,926 compared to an increase of $120,070 during the same period in 2009.  The primary sources of cash during the nine months ended September 30, 2010 were the issuances of convertible debt.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
Net cashed provided by (used) in:	2010	2009
Operating activities	$(1,895,675)	$(1,722,482)
Investing activities	(46,197)	52,495
Financing activities	2,571,061	1,793,464

The cash used by operating activities during the nine months ended September 30, 2010 of $1,895,675 was primarily due to the net loss incurred of $2,752,830, adjusted for amortization of convertible debt discounts and financing fees of $658,438, depreciation and amortization of $144,497, stock based compensation of $214,181 and a decrease in accounts receivable of $516,908, offset by a decrease in accounts payable and accrued expenses of $614,072, and an increase in prepaid expense and other assets of $124,019.

The cash used by investing activities of $46,197 during the nine months ended September 30, 2010 was primarily due to the purchase of computers and other fixed assets the payment of trademark related costs and the advance of approximately $28,000 to a stockholder.

The cash provided by financing activities during the nine months ended September 30, 2010 of $2,571,061 is from convertible debt proceeds. See financial statements Note 8 – Convertible Debt for full discussion.  The proceeds from issuance of convertible debt were used to pay trade payables, settle $250,000 of other convertible debt, redeem warrants in the amount of $109,000, and fund the day-to-day operations of the business and development of new services including the PuntoMio technology.

Given the conditions in international financial markets, which affect many companies, there can be no assurances of the Company’s continuing ability to raise additional capital through the issuance of debt or equity securities in order to reduce or eliminate the continuing negative cash flow.

Financial Condition

As discussed in Note 7 – Commitments and Contingencies, in April 2010, a shareholder agreed to modify the terms of the Shareholder Put Option and Non-Compete Agreements.  The shareholder agreed not to exercise the Put Option until the closing price for the Company’s common stock on the principal market on which such common stock trades is greater than $1.00 (subject to adjustment for stock splits, stock dividends and similar events) for 60 consecutive days.  As a result of the change in terms of the Put Option, which restricts the stockholder’s right to exercise the Put Option, the Company determined that the put rights requiring the Company’s purchase and redemption of 2,560,000 shares were no longer required to be reflected at fair value on the Company’s consolidated balance sheets.  On April 21, 2010, the Company adjusted the liability related to the 2,560,000 shares effectively eliminating for the remaining Put Option liability, valued at $2,355,200 based on the closing trading price of the Company’s common shares, with offset to additional paid in capital.  The Company continues to be contingently liable for the remaining 2,560,000 shares under the Put Option.  Should the Company’s trading price remain above $1.00 per common share for 60 consecutive days re-instituting the Put Option rights, then fall below $1.00 per share, a liability would be recognized and charged to earnings in the period.  This adjustment resulted in a significant change to the financial position of the Company.  The adjustment reduced the Company’s total current liabilities and working capital deficit, and increased the Company’s equity capital by $2,355,200.

As of September 30, 2010, the Company had cash on hand of $694,439 and current assets of $1,492,416, compared to $36,513 of cash on hand and current assets of $1,237,669 at December 31, 2009.  At September 30, 2010, the Company’s current liabilities exceeded current assets by $803,174 compared to a working capital deficit of $2,813,593 at December 31, 2009.  The improvement is primarily attributable to the Put Option adjustment and proceeds from convertible debt.  As listed on the Consolidated Statement of Changes in Stockholders Equity and Comprehensive Loss, the Company’s capital structure benefited from the adjustment to the Put Option liability, the valuation of the preferred shares included PuntoMio Exchange and various discounts associated with beneficial conversion features within preferred debt.  The discounts associated with beneficial conversion features will be amortized to interest expense over the life of the debt. Through September 30, 2010, the Company has an accumulated deficit of $27,125,164.

As of September 30, 2010, the Company owes $2,576,400 on two convertible notes reflected on the consolidated balance sheets at $315,284 net of discounts.  The convertible debt is fully described in financial statement Note 8 – Convertible Debt.

I TEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item 3 is not applicable to us as, pursuant to Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 305 of Regulation S-K.

I TEM 4.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Control and Procedures

We carried out an evaluation required by Exchange Act Rule 13a-15(b) and Rule 15d-15(b) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.

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

Securities Authorized For Issuance Under Equity Compensation Plan

At September 30, 2010, under plans approved by the Board of Directors, the Company had outstanding to management, employees and directors stock grants of common stock, as shown below.

Plan Category	Number of securities to be issued upon vesting	Weighted- average price of outstanding unvested securities granted	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,650,000	$0.12	554,754

Equity compensation plans not approved by security holders	-	-	-

The 1,650,000 shares to vest in 2010 and 2011 were granted under the 2008 stock compensation plan. None of these are attributable to executive officers. Effective July 1, 2008 as voted on in the 2008 proxy, shareholders authorized an equity compensation plan comprised of 5,000,000 shares. Since inception of the 2008 plan, 4,445,246 shares have been granted.  Therefore, 554,754 shares are available for issuance at September 30, 2010.

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

SkyShop Logistics, Inc. formerly SkyPostal Networks, Inc.

Date: November 8, 2010	/s/ Albert P. Hernandez
Albert P. Hernandez
Chief Executive Officer and President

Date: November 8, 2010	/s/ A.J. Hernandez
A.J. Hernandez
Chief Financial Officer