Form 10-K
period 2010-12-31
SkyShop Logistics, Inc.
filed 2011-03-17
CIK 1354027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission File No. 000-50983

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $10,547,656 at the closing price of $0.13 on June 30, 2010. As of January 31, 2011, the number of outstanding shares of common stock, $0.001 par value per share, of the registrant was 120,168,223 shares.

No documents are incorporated by reference.

Table of Contents

1st Page	Filing Submission

	Part I

Item 1	Business	3
Item 1A	Risk Factors	8
Item 1B	Unresolved Staff Comments	11
Item 2	Properties	11
Item 3	Legal Proceedings	11
Item 4.	Removed and Reserved	11

	Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities	11
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis Of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 8.	Financial Statements and Supplementary Data	19
Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure	19
Item 9A.	Controls and Procedures	19
Item 9B.	Other Information	20

	Part III

Item 10.	Directors, Executive Officers and Corporate Governance	21
Item 11.	Executive Compensation	22
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
Item 13.	Certain Relationships and Related Transactions and Director Independence	24
Item 14.	Principal Accountant Fees and Services	24

	Part IV

Item 15.	Exhibits, Financial Statement Schedules	25
Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

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

These risks and uncertainties include, among others: general economic and business conditions in the United States and other countries in which the Company’s customers, suppliers, and service providers are located; industry conditions and trends; technology changes; competition and other factors which may affect prices which the Company may charge for its products and its profit margins; the availability and cost of the inventory purchased by the Company; relative value of the United States dollar to currencies in the countries in which the Company’s customers, suppliers and competitors are located; changes in, or the failure to comply with, government regulation, principally environmental regulations; the Company’s ability to implement changes in its business strategies and development plans; the availability, terms and deployment of debt and equity capital if needed for expansion and those factors set forth under “Risk Factors” below. These and certain other factors are discussed in this Report and from time to time in other Company reports filed with the Securities and Exchange Commission. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated or circumstances as of the date of such statements.

PART I

ITEM 1

Business

On July 16, 2010, SkyPostal Networks, Inc., a Nevada corporation, changed its name to SkyShop Logistics, Inc. (together with its subsidiaries, the “Company”)  to better describe the repositioning of its primary operations to that of an international e-commerce service company.  Through its trademarked name “PuntoMio,” the Company is engaged in cross border shopping facilitation by providing services to non-U.S. based shoppers accessing U.S. online merchant sites.  The service provides a U.S. address address in which clients can receive their US online purchases.  PuntoMio also makes available a cost calculator which estimates the cost of shipping, customs and delivery for the buyer.    Online merchants wishing to sell to international buyers can eliminate the risks associated with foreign sales by utilizing the Company’s Global e-Cart solutions and delivering the purchase to a U.S. address. The Company’s subsidiary, SkyPostal, Inc., provides international, bar-coded, low cost distribution of catalogs, books and publications below United States Postal Service (“USPS”) costs with track and trace visibility.  The Company relies on its own proprietary integrated delivery network consisting of commercial and cargo airlines, customs brokers, local private postal services and delivery companies linked by its PosTrac mail and parcel tracking system.

PuntoMio, is a cross border internet shopping facilitator that enables non-U.S. based online buyers to use PuntoMio as their mailing address for U.S. e-commerce websites. PuntoMio launched its first website, www.puntomio.com, in October 2008 where it facilitates shopping on U.S. merchant websites by providing the “landed cost”, customs clearance and delivery cost, upfront to the shopper. PuntoMio assists the buyers in finding products, price comparison, use of the U.S. address, transportation and customs clearance and delivery to the buyer’s home. It is a less costly alternative to the express carriers and more efficient than the international parcel post service offered by the world’s national postal services. PuntoMio provides secure, online track and trace of the parcel until delivery has taken place to the buyer at their home or office.

The Company’s international mail and parcel network delivers services to over 50 major countries in Latin America ,Caribbean, Europe, Eastern Europe, Middle East and Africa. The Company is in the process of developing a Far East outsourced parcel delivery network. The Company provides a door-to-door service largely using outsourced transportation via international commercial airlines and local in-country delivery companies, private postal services and national postal services in some countries. The Company generates revenue based on the tonnage of mail and parcels delivered, measured in kilograms, based on the distance to deliver, contract terms for committed annual tonnage or service and volume discounts. The Company manages its business based on where the mail originates, the source of the mail and the ultimate destination. The Company leverages its mail tonnage to provide PuntoMio customers discounted line haul and delivery rates.

Based in Miami, Florida, the Company is the largest private mail network in the Latin American-Caribbean (LAC) region, handling mail and parcels from U.S. and European postal administrations, mail consolidators, major publishers, international mailers, e-tailers and financial institutions that require time-defined and reliable delivery of their mail, including magazines, catalogs and parcels. The Company provides internet merchants the ability to expand their markets internationally without the inherent risks of shipping parcel post to foreign buyers or the use of expensive express couriers.

The Company operates facilities in Miami, FL, Philadelphia, PA and Bogota, Colombia for the sorting and consolidating of mail and parcels for shipment to various countries in Latin America, Europe Middle East and Africa. It outsources its operation in Philadelphia. The facilities in Philadelphia  and Bogota,  provide the Company with certain competitive advantages with respect to faster delivery times to Latin America and also lower sorting and handling costs in the case of the Bogota hub. The Company outsources its mail sorting requirement to a private facility in London, which processes mail originating in Europe and bound for Latin America.

By combining its expertise in international logistics, outsourced network of in-country private postal services, and PuntoMio’s landed cost technology, the Company is in a unique position to reliably deliver international mail and parcels in a time defined period to the ultimate recipient in Latin America, Europe, Middle East Eastern Europe and Africa, at costs substantially below express couriers and international postage rates of the origin country.

The Company uses over eighty suppliers, including airlines for line haul, national postal administrations, and other mail distribution companies. The delivery of international mail is regulated by treaty, the Universal Postal Convention, and by local laws in each country. The ways and methods by which the Company operates are limited in certain circumstances by these regulations.

Products

Business to Consumer International Parcel  Service
The international consumer has two options when it comes to the delivery of online purchases; courier express which is reliable but expensive, and a postal option which is inexpensive but generally offers no track and trace capabilities. The postal option via the United States Postal Service (“USPS”) relies on the foreign national posts that do not have track and trace capability. Many of the Company’s postal consolidator clients distribute orders for some of the largest online merchants like Amazon and Barnes & Noble using the low cost postal option. The Company’s international parcel service is an alternative to sometimes unreliable foreign postal delivery services. It is priced as a postal product but serviced as a courier product with online visibility, tracking and delivery confirmation. The service is time defined with delivery completed in 4 to 8 days.

Landed Cost – Punto Mio Service
One of the biggest challenges facing U.S. online merchants selling to cross border shoppers is the lack of information on the total cost of an international purchase prior to completion of the purchase. Currently, the cross border online shopper is usually not familiar with the duties and taxes that they will have to pay for their purchase. The merchant does not provide this information and oftentimes the buyer has post purchase dissatisfaction due to the “sticker shock” surprise of customs duties and value added taxes that average about 30% of merchandise cost and in some countries as high as 100% of retail cost.

PuntoMio also provides various other features to the cross border buyer that further facilitate their shopping experience. PuntoMio offers a U.S. address, store and product recommendations, educational material such as relevant customs and shipping information by country, U.S. price comparison tool comparing merchant pricing and buyer ratings, and complete visibility and tracking of all purchases.

Merchant Solutions – Global e Cart
 Global e Cart provides an integration free technology platform for online merchants allowing them to expand internationally without changing their technology or operational processes. This exclusively licensed technology allows localized checkout experience in both language and currency, localized checkout with local address formats, defined export/import restrictions and compliance by country, and international credit card fraud screening.   Global e Cart has launched a fully integrated landed cost solution for BrandsMart, a major Southeast U.S. retail merchant. It is currently in discussions with other major U.S. merchants to launch similar sites during 2011.

Sales and Marketing

In 2010, PuntoMio grew its client base primarily through social media, direct internet marketing and through its relationships with major banks who offer their credit card clients PuntoMio’s U.S. address facility as a value-added benefit. This value-added service enhances customer loyalty and retention for banks as well as provides them an additional revenue stream as their customers are more confident shopping on U.S. online merchant sites. PuntoMio has co-marketing partnerships with major regional banks such as Itau in Brazil, Santander in Argentina, Banamex in Mexico and other banks and financial institutions in Latin America, Europe and the Middle East.  PuntoMio has launched a private label service under the GlobalShop Brand for clients of American Express in Europe, the Middle East and Latin America.  During 2011, the program will be expanded worldwide to American Express partner banks. The Company markets its cross border private mail delivery service into Latin America and Caribbean as a wholesaler in Europe and the U.S. by soliciting business from European Postal Administrations and international mail consolidators who sell their international mailing service directly to the producers of the mail. The Company also markets its international mail delivery and distribution service on a retail basis directly to publishers, printers, financial institutions and direct marketers in Latin America through its local sales representatives and delivery service partners.

Intellectual Property

Our intellectual property includes trademarks related to our brands, products and services; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through trademark and other laws of the U.S. and other countries of the world, and through contractual provisions.

We consider the Company’s trademarks, including PuntoMio® and SkyPostal®, to be valuable to the Company and we have registered these trademarks in the U.S. and other countries throughout the world and aggressively seek to protect them.

Industry and Competition

International wholesale mail delivery is intensely competitive and includes the U.S. Postal Service and many of the postal administrations in Latin America, many wholesale companies that typically focus on specific markets, and smaller wholesalers that typically serve a single country. National postal administrations also provide similar services that compete with the Company.

The Company’s wholesale private postal service was affected by the current global economic downturn and the overall drop in mail volumes as experienced by the USPS. The decline in direct marketing and increased use of electronic media for online banking and migration of publications from hard copy to internet form have eroded the Company’s traditional mail business. As a consequence, the Company eliminated a large amount of low margin business by increasing pricing and has repositioned itself to take advantage of online retail delivery demand to Latin America, the Middle East and Europe from U.S. e-tailers through the international parcel product and PuntoMio initiatives.

The Company believes its future growth and business opportunity lie with persons using cross border online retail services.

A July 2009 PayPal article explained that the top three reasons online shoppers abandon their carts are high shipping charges, desire to comparison shop, and lack of funds. PuntoMio merchants solution resolves these obstacles by calculating the total landed cost for the customer upfront, offering lower shipping cost via the international parcel service, and giving the option to comparison shop with online tools such as PriceGrabber. PuntoMio is designed to be the only website an international shopper needs to facilitate all their online purchases from U.S. e-tailers. The Company provides its partners and e-tailers all they need to successfully launch an international shopping service, including consistent promotional offers to existing customers to promote year-round shopping and product expansion.

The logistics solutions industry is fragmented at this time. There is no single e-commerce business to consumer “landed cost” logistics solution that has a dominant position for both business and consumer. This gives PuntoMio an opportunity to build on its competitive strengths, including its brand awareness, banking and e-Merchant relationships, and its extensive low cost parcel delivery network and customer service capability, to emerge as an industry leader within its target business to cross border shoppers visiting U.S. merchant websites. PuntoMio is the only significant provider of e-commerce logistic landed cost solution with comprehensive Latin American coverage especially in the three key markets of Brazil, Mexico, and Argentina.

Potential competitors such as FedEx, UPS, and DHL have significantly greater financial, technological and managerial resources and greater name recognition than the Company. Many of these companies are better capitalized than the Company, which may enable them to increase market share in periods of economic downturn and higher petroleum prices. At this time, competition from these major couriers is not significant because they do not target the home delivery and customs complexities for United States merchants and cross border online shoppers. Furthermore, Management believes that the major couriers tend to avoid consumer accounts because the market is too small to justify entry and costs of delivering to international residential areas are relatively high, especially into Latin America. However, competition from major couriers may become more significant as the volume of e-commerce and related deliveries grow.

Employees

At December 31, 2010, the Company had 34 employees, of which 23 were based in the U.S. and the balance were based internationally. Those based abroad assist the Company with sales, clearance and deliveries and a few are dedicated to IT work such as routine programming needs for the Company.

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

On February 27, 2009, the Company acquired seventy percent of the common stock of Logistics Enterprises, Ltda (“LEL”), a Colombian company engaged in retail mail distribution and related activities. The acquisition of LEL was a strategic acquisition to lower operating costs, shorten delivery times to Latin America, consolidate greater tonnage and thereby achieve better line haul rates and generally improve the Company’s competitiveness in the Latin American market. LEL’s operating facility in the customs Free Zone near Bogota’s International Airport has become a principal sorting and handling facility and has replaced a significant amount of the sorting capacity at the Miami facility. Using the Bogota facility provides the Company with lower rental and labor costs. The combination of facilities in Philadelphia and Bogota allows the Company to deliver mail originating in the U.S. approximately two days faster than competitors. Bringing South America bound tonnage to Bogota allows the Company to consolidate a greater percentage of its freight and thereby achieve lower line haul costs to most markets in South America.

During the third quarter of 2009, the Company sold Units at $1.00 per unit in a private placement. The Units were comprised of one preferred share of PuntoMio, the Company’s subsidiary, plus one warrant to purchase one share of common stock of the Company at an exercise price of $0.10 per share expiring on July 1, 2012. The Company sold 1,090,000 Units for proceeds of $966,021, net of placement fees.

Effective April 30, 2010, the Company entered into an equity exchange with the preferred stock holders of PuntoMio (“PuntoMio Exchange”).  The Company exchanged eight shares of convertible preferred stock of the Company for each share of PuntoMio preferred stock.  Simultaneously with the PuntoMio Exchange, the Company redeemed warrants to acquire 1,090,000 shares of the Company’s common stock for $109,000.  As a result of the Company owns all of the outstanding PuntoMio preferred stock.

In March 2010, the Company issued a note payable for $100,000 at 18% annual interest convertible into shares of the Company’s common stock at a price of $0.10 per share. The note was paid in full on May 20, 2010.

In March 2010, the Company issued 2% notes totaling $402,000. These notes were convertible into the Company’s common stock at a price of $0.05 per share.  In April 2010, the Company issued 2% notes totaling $95,000 convertible into shares of the Company’s common stock at a price of $0.05 per share.  These convertible notes were issued with warrants to purchase up to 1,988,000 shares of the Company‘s common stock at an exercise price of $0.05 per share expiring on March 15, 2011.  In May 2010, the holders of these notes converted the notes into 10,667,527 shares of the Company’s common stock.  As of December 31, 2010, all of the warrants remain outstanding.

On May 19, 2010, the Company issued a $2.26 million convertible note maturing on May 19, 2013 that bears interest at an annual rate of 3% payable monthly beginning on June 1, 2010.  The loan proceeds were used to pay off certain loan obligations, trade payables and expenses.  The balance of the proceeds were used to support the development of PuntoMio.  Principal and accrued interest on the note are convertible at any time at the option of the note holder into shares of the Company’s common stock at a price of $0.05 per share.  In conjunction with the convertible debt agreements, the Company issued warrants to acquire 9,040,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring May 19, 2013.  The exercise price is adjustable in the event of any stock split, stock dividend or other recapitalization of the Company.  These warrants contain a cashless exercise feature.

In May 2010, the Company paid placement fees related to issuance of the 3% $2.26 million convertible note by issuing a $316,400  convertible note maturing on May 19, 2013 that bears interest at an annual rate of 3% payable monthly beginning on June 1, 2010.   Principal and accrued interest on the note are convertible at any time at the option of the note holder into shares of the Company’s common stock at a price of $0.05 per share.  In conjunction with the issuance, the Company issued warrants to acquire 1,265,600 shares of the Company’s common stock at an exercise price of $0.15 per share expiring May 19, 2013.  The exercise price is adjustable in the event of any stock split, stock dividend or other recapitalization of the Company.  These warrants contain a cashless exercise feature.

On May 7, 2010, the Company issued a senior secured convertible note for net proceeds of $150,000 to serve as a bridge loan in anticipation of the 3% $2.26 million convertible note.  This note was convertible into shares of common stock of the Company at a conversion price of $0.05 per share.  On May 20, 2010, the Company paid the convertible note in full with proceeds from the $2.26 million financing.

On November 9, 2010, the Company issued a $25,000 note maturing on November 9, 2013, that bears interest at an annual rate of 3% payable monthly beginning on December 1, 2010.  Principal and accrued interest for this note are convertible at any time at the option of the note holder into shares of the Company’s common stock at a price of $0.05 per share.  In conjunction with the issuance, the Company issued warrants to acquire 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring November 9, 2013.  The exercise price is adjustable in the event of any stock split, stock dividend or other recapitalization of the Company.  These warrants contain a cashless exercise feature.

In November 2010, the Company commenced a private placement for the sale of common stock and warrants of the Company (the “2010 Private Placement”). The Company received proceeds of $1,008,900 net of placement fees totaling $95,100 paid in 2010 and $17,000 paid in 2011, for the subscription of 22,420,000 shares of common stock and warrants to purchase 4,484,000 shares of common stock at an exercise price of $0.15 per share.  The Company allocated the gross proceeds of $1,121,000 to the common stock and warrants based on their relative fair values.  $791,586 of the total proceeds were allocated to the common stock, which are included in Subscribed stock on the consolidated balance sheets of the Company’s financial statements.  $329,414 of the gross proceeds were allocated to the warrants and charged to additional paid in capital.  The Company received $1,036,000 of the gross proceeds in 2010.  The Company received $85,000 of the gross proceeds in 2011 which are included in Subscriptions receivable on the consolidated balance sheets of the Company’s financial statements.  The proceeds from the 2010 Private Placement will be used to support the development of the Company’s subsidiary, PuntoMio.

In November 2010 the Company entered into a strategic partnership with BrandsMart USA, one of the largest per-store-volume retailers in the United States.  BrandsMartUSA is now expanding its cross-border online shopping capability to customers in Latin America and the Caribbean through its strategic partnership with PuntoMio.  With this new service, consumers accessing www.BrandsMartUSA.com from Brazil, Argentina, Mexico, Peru, Bahamas, Puerto Rico, and other countries are directed to the BrandsMart USA international website, through integration with PuntoMio.  Customers will see products displayed in local currency and the purchase price will include transportation to their country, duties, taxes, and delivery within 5 to 8 days of purchase.

In November 2010, the Company entered into a strategic alliance with Banamex, one of the largest banks in Mexico, that will offer the PuntoMio service to over 1.5 million Banamex clients.  This alliance will provide Banamex clients with the easiest and most reliable way to shop from U.S. e-tailers.  Upon registering at www.puntomio.com/banamex, each client will receive a PuntoMio address in the U.S. where they can receive their online orders, which are subsequently delivered to their home or office in Mexico.  Clients will have access to over 1.7 million online stores, catalogs and shopping portals in the United States without having to leave their homes in Mexico.

In December 2010, the Company entered into a strategic alliance with HSBC Bank A.S., which serves Turkey with a full range of banking products and services that will offer the Company’s GlobeBox service to over 2.4 million HSBC credit cardholders  in Turkey.  This alliance will provide HSBC credit cardholders with the easiest and most reliable way to shop from U.S. e-tailers.  Upon registering at www.globebox.net/HSBC each client will receive an address in the U.S. in which they can receive all of their online orders which are subsequently delivered to their home or office in Turkey.  HSBC credit cardholders will have access to over 1.7 million online stores, catalogs and shopping portals in the United States without having to leave their homes in Turkey.

Management Plans

Management is constantly seeking opportunities to lower operating and administrative costs, increase revenue, and achieve positive cash flows from operations and profitability, including the following initiatives achieved in the twelve months ended December 31, 2010:

●	Repositioning of the Company’s core focus from low margin mail distribution to the provision of higher margin shopping facilitation services to foreign consumers and U.S. merchants.

●
Increased investment in its PuntoMio’s e-commerce technology, foreign co-marketing banking relationships, internet marketing and international parcel service to foreign shoppers and U.S. online merchants.

●	Repositioning its sales strategy by focusing efforts on generating higher margin international retail sales from and to Latin American countries.
ITEM 1A.	Risk Factors

Current and potential shareholders should consider carefully the risk factors described below.  Any of these factors, or others, many of which are beyond the Company’s control, could negatively affect our gross revenues, profitability or cash flows in the future.  The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties may also adversely impair the Company’s business operations. Such factors may have a significant impact on its business, operating results, liquidity and financial condition. As a result of the identified risk factors, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to the Company, or that are currently considered to be immaterial, may also impact the Company’s business, operating results, liquidity and financial condition. If any such risks materialize, the Company’s business, operating results, liquidity and financial condition could be materially adversely affected. In addition, the trading price of the Company’s stock could decline.

Risks Related to the Company

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations and as of December 31, 2010 had an accumulated deficit of $28,355,320.  As of December 31, 2010, the Company’s current liabilities exceeded its current assets by approximately $637,242.  Cash flows from operations has been negative for each quarter of 2010 and 2009.  The Company’s independent registered public accounting firm has concluded that these factors raise substantial doubt about the Company’s ability to continue as a going concern, as shown in the accompanying consolidated financial statements. The Company is exploring several alternatives for debt and equity capital but there can be no assurances that these efforts will be successful. Management has taken measures to lower operating and administrative costs and increase revenues in an effort to reduce the current negative cash flows from operations. These measures include payroll reduction, deferral of salary for senior executives, implementation of programs to increase efficiency of sorting operations, and curtailment of general expenses. It is not expected that the efforts to lower operating and administrative costs will be sufficient to achieve a positive cash flows during the next twelve months.

The Company relies on its relationships with major state-owned and private postal operators and cannot be assured that these relationships will be sustained, in which event its revenue and any profitability would be reduced. The Company has agreements with government postal services, such as La Poste, the French postal service, to deliver commercial mail into the Latin American Caribbean region. The Company also delivers mail to the Latin American-Caribbean Region (“LAC”) for a number of large international mail consolidators. The agreements may generally be cancelled on 30 days notice and do not require any minimum quantities of mail to be delivered. There can be no guarantee that the level of future mail to be delivered from current clients will continue. A material decrease in tonnage from any of the Company’s major mailers, or the loss of any of its larger clients, would reduce its revenue and related profitability. In addition, to the extent that new clients are added, whether following the loss of existing clients or otherwise, the Company may incur substantial start-up expenses in initiating services to new clients.

The Company’s growth is dependent on its ability to grow its subsidiary PuntoMio and increase its parcel business. To the extent that its customer base and its services continue to grow, this growth will place a significant demand on its managerial, administrative, operational and financial resources. Future performance and results of operations will depend in part on its ability to successfully implement enhancements to its business management systems and to adapt those systems as necessary to respond to changes in the business.  In October 2010, the Company contracted with a consulting firm to plan and install an Enterprise Resource Planning system (ERP) The estimated cost to install the ERP system is $535,000 which will be incurred over the next 36 months. The ERP system will assist management in managing the projected growth in PuntoMio.

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

Negative economic and political developments in LAC may reduce the Company’s revenue and delay any profitability. A large portion of the Company’s services are completed in LAC. As a result, the Company’s financial condition, results of operations and business may be negatively affected by the general condition of LAC’s regional economy, any devaluation of local currencies as compared to the U.S. dollar, as well as inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in the LAC region. Any of these events could reduce its revenue and delay any profitability.

Currency fluctuations or the devaluation and depreciation of local currencies could limit the Company’s ability to convert those currencies into U.S. dollars or reduce the amount of U.S. dollars received upon currency conversions. The Company bills certain of its European customers in U.S. dollars and incurs operating expenses in British Pounds and some LAC currencies such as the Brazilian Real.

Severe devaluation or depreciation of the currencies of countries in the LAC region may also result in governmental intervention, as in Venezuela, or disruption of international foreign exchange markets. This may limit the Company’s ability to transfer or convert those currencies into U.S. dollars and other currencies. To the extent that a foreign government institutes restrictive exchange control policies in the future, the Company’s ability to transfer or convert foreign currencies into U.S. dollars may be limited.

The price of crude oil steadily increased from 2002 to mid 2008, and most dramatically during the second quarter of 2008. The price of crude increased from approximately $90 per barrel in January 2008 to approximately $140 per barrel in July 2008. Between July 2008 and February 2010 the price of crude generally decreased to $77 before gradually increasing to $89 in December 31, 2010 according to the Energy Information Administration. Increases in crude oil prices affect the worldwide transportation industry, including the Company’s key air and ground delivery service providers. The Company believes that its cost of line haul will continue to increase if petroleum prices rise, that it may not be able to pass on a portion or all of these costs to its customers and that the margin between revenue and delivery cost per kilogram may decline. Any of these outcomes may negatively affect profitability, the ability of the Company to cover its fixed expenses, cash flows, earnings per share and the price of the Company’s stock.

Risks Relating to the Company’s Securities

Insiders have substantial control over the Company, and they could delay or prevent a change in its corporate control even if its other stockholders wanted it to occur. Accordingly, these insiders may be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could delay or prevent an outside party from acquiring or merging with the Company.

The Company needs to raise additional funds in the future. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the current stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences and privileges senior to those of the common stock and may have covenants that impose restrictions on the Company’s operations. In addition, the Company has 19,074,766 warrants to purchase common stock outstanding, which if exercised, could dilute existing stockholders’ rights. Finally, the Company has awarded 1,650,000 shares of common stock to non-executive employees and directors subject to vesting schedules in each award agreement.

If the Company fails to remain current on its reporting requirements, it could be removed from the OTC Bulletin Board which would limit the ability of broker dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board must be reporting issuers under Sections 13 and 15 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13 in order to maintain price quotation privileges on the OTC Bulletin Board. If the Company fails to remain current on its reporting requirements, it could be removed from the OTC Bulletin Board. As a result, the market liquidity for the Company’s securities could be severely affected and limit the ability of broker-dealers to sell the Company’s securities and the ability of stockholders to sell their securities in the secondary market. In addition, the Company may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on the Company.

The Company’s common stock is subject to the penny stock regulations and restrictions, which impair the shares’ liquidity and make trading more difficult.

SEC Rule 15g-9, as amended, establishes the definition of a “penny stock” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. This classification adversely affects the market liquidity for the Company’s common stock.

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

Our Company’s headquarters is located in Miami, Florida and consists of 16,665 square feet of office and warehouse space. In July 2009, the Miami lease was extended until June 2015 and PuntoMio operations were consolidated into the headquarters facility. In Bogota, we lease facilities on a month-to-month basis.

Management believes that existing facilities are adequate to meet current requirements, and that suitable additional space will be available as needed to accommodate any further physical expansion of operations.

ITEM 3.	Legal Proceedings

The Company is not party to any legal proceedings. The Company may become a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of Management, there were no matters that would have a material adverse effect on the financial condition of the Company as of December 31, 2010.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is listed on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “SKPN.” Until April 2008 there was no public market in the Company’s securities. There has been a limited public trading market for our securities since then. At December 31, 2010, there were 95,083,179 common shares issued and 94,763,179 shares outstanding that were held by approximately 268 stockholders of record. The following table sets forth the high and low closing sales prices for our common stock as quoted by OTC Bulletin Board for the periods indicated:

Year	Quarter Ended	Stock Price
		High	Low

2010	March 31, 2010	$0.10	$0.07
	June 30, 2010	$0.15	$0.07
	September 30, 2010	$0.15	$0.10
	December 31, 2010	$0.11	$0.06

2009	March 31, 2009	0.34	$0.34
	June 30, 2009	$0.10	$0.10
	September 30, 2009	$0.15	$0.12
	December 31, 2009	$0.10	$0.10

Such quotes reflect inter-dealer prices, without retail markup, markdown, or commissions.  Such quotes are not necessarily representative of actual transactions and may not be based on any recognized criteria of securities valuation used in the investment banking community.

Dividend Policy

We have not paid dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

During the twelve months ended December 31, 2010, we have sold securities exempt from registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions provided in Section 4(2) and Rule 506,  and also in transactions with non-U.S. persons outside of the United States.

On March 8 2010, the Company issued a note payable with a face amount of $100,000 for proceeds of $97,000.  The note payable was convertible into common stock of the Company at a conversion rate of $0.10 per share and was repaid during May 2010.

In March and April 2010, the Company issued convertible notes with an aggregate principal amount of $497,000 and warrants to acquire 1,988,000 shares of common stock for gross proceeds of $497,000. The notes were convertible into shares of the Company’s common stock at $.05 per share.   The warrants were exercisable at $0.05 per share and expired unexercised on March 15, 2011.  In May 2010, holders of the $497,000 principal amount of convertible notes elected to convert the principal plus accrued interest of $1,483 into 9,969,651 shares of common stock at the $0.05 conversion price.  On May 20, 2010, the Company issued 697,876 shares of common stock upon conversion of these notes valued at $55,830 based on the closing trading price of the Company’s common stock on that date.  These shares were deemed to be placement fees related to the sale of convertible notes.  In total, 10,667,527 shares of common stock were issued for the $497,000 convertible debt.

On May 7 2010, the Company issued a $150,000 convertible note. The note was convertible into the Company’s common stock at a conversion price of $0.05 per share and was repaid in May 2010.

On May 18 2010, the Company issued $2,576,400 3% senior secured convertible notes and warrants to purchase an aggregate of 10,305,600 shares of common stock for proceeds of $2,260,000.  The notes are convertible into shares of the Company’s common stock at a of $.05 and the warrants are exercisable at $0.15 per share expiring on May 19, 2013.

In November 2010, the Company issued a $25,000 note maturing on November 9, 2013 that bears interest at an annual rate of 3% payable monthly beginning on December 1, 2010.  The principal and accrued interest on this note are convertible at any time at the option of the note holder into shares of the Company’s common stock at a conversion price of $0.05 per share.  The purchaser of the note was also issued a warrant to acquire an equivalent of 20% of the shares issuable upon conversion, or 100,000 shares with a strike price of $0.15 per share expiring November 9, 2013.

In November 2010, the Company commenced a private placement for the sale of common stock and warrants of the Company at $.05 per share (the “2010 Private Placement”). The Company received proceeds of $1,008,900 net of placement fees totaling $95,100 paid in 2010 and $17,000 paid in 2011, for the subscription of 22,420,000 shares of common stock and warrants to purchase 4,484,000 shares of common stock at an exercise price of $0.15 per share. $1,036,000 of the gross proceeds were received in 2010 and $85,000 was received in 2011.  The proceeds from the 2010 Private Placement will be used to support the development of the Company’s subsidiary, PuntoMio.

Securities Authorized For Issuance Under Equity Compensation Plan

At December 31, 2010, under plans approved by the Board of Directors, the Company had outstanding to management, employees and directors restricted stock grants of common stock, as shown below.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rigths	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	1,650,000	$-	554,754

Of the 1,650,000 shares to vest in 2011, 2012 and 2013, none are attributable to executive officers.  All 1,650,000 shares of common stock subject to vesting requirements have been issued, are included in the shares outstanding as of December 31, 2010 and are subject to forfeiture in the event vesting requirements are not met.

ITEM 6.	Selected Financial Data

Not applicable to smaller reporting companies.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

You should read the following discussion in conjunction with our audited consolidated financial statements, which are included elsewhere in this Form 10-K, and the special note on Forward-Looking Statements appearing before Item 1. Business. Management’s Discussion and Analysis and its plans of operation contain statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors. Actual results may differ materially because of the factors discussed in the subsection titled “Risk Factors,” which are located in Item 1A.

Company Overview

The Company provides international, wholesale mail delivery services to 20 major countries in Latin America and the Caribbean, of which all of the countries would be classified as emerging markets. The Company also provides parcel delivery service to consumers living in Europe, Middle East, Eastern Europe and Africa. The Company provides a door-to-door service largely using outsourced transportation via international commercial airlines and local in-country delivery companies, private postal services and national postal services in some countries.

The Company operates facilities in Miami, FL and Bogota, Colombia for the sorting and consolidating of mail for shipment to specific countries in Latin America. The facilities in Bogota, in particular, provide the Company with certain competitive advantages with respect to faster delivery times to Latin America and also lower sorting and handling costs than in the U.S.  Management believes that faster delivery times provide a meaningful differential advantage with respect to the decision making of customers. The Company outsources its mail sorting facilities in Philadelphia and in London, which processes mail originating in Europe and bound for Latin America.

In October 2008, the Company activated PuntoMio, a subsidiary, to begin offering a service that enables non-U.S. resident internet shoppers to use PuntoMio as their mailing address for U.S. e-commerce websites. PuntoMio is a shopping facilitator for foreign online buyers which provides a U.S. address to use when making online purchases. This facilitates shopping on U.S. online merchant sites, wherein many e-tailers do not accept orders from foreign buyers. The PuntoMio service assists the buyers in finding products, price comparison, use of the U.S. address, transportation and customs clearance and delivery to the buyer’s home. It is a less costly alternative to the express carriers and more efficient than the international parcel post service offered by the world’s national postal services, since it provides a secured, online visibility of the parcel until delivery has taken place.

Given the conditions in international financial markets, which affect many companies, there can be no assurances of the Company’s ability to raise additional capital through the issuance of debt or equity securities in order to reduce or eliminate the continuing negative cash flows.

Issuance of Debt

As described in Item 1 - Business, and in the accompanying consolidated financial statements, the Company issued various debt instruments during 2010 for net proceeds of $2,994,211.

Sale of Common Stock

As described in Item 1 - Business of Part I above, and in the accompanying consolidated financial statements, in 2010 the Company issued common stock and warrants for  net proceeds of $1,008,900

Results of Operations

The following table sets forth, for the periods indicated, the Consolidated Statements of Operations that are used in the following discussion.

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	Percent

NET REVENUES	$7,624,092	$8,285,737	$(661,645)	(8.0%)

OPERATING EXPENSES:
Cost of delivery	6,167,940	7,038,584	(870,644)	(12.4%)
General and administrative	3,936,125	4,196,529	(260,404)	(6.2%)
Stock based compensation	247,998	258,865	(10,867)	(4.2%)
TOTAL OPERATING EXPENSES	10,352,063	11,493,978	(1,141,915)	(9.9%)

OPERATING LOSS	(2,727,971)	(3,208,241)	480,270	(15.0%)

OTHER EXPENSES (INCOME):
Interest	53,038	-	53,038
Amortization of discounts	814,580	-	814,580
Changes in excess value of put option
over the estimated fair value of shares	64,000	374,400	(310,400)	(82.9%)
Provision for escrow deposit	-	149,975	(149,975)
Impairment losses	139,041	307,455	(168,414)	(54.8%)
Other	184,108	299,087	(114,979)	(38.4%)
TOTAL OTHER EXPENSES (INCOME)	1,254,767	1,130,917	123,850	11.0%

NET LOSS	(3,982,738)	(4,339,158)	356,420	(8.2%)

Net loss attributable to the non-controlling interest	(100,567)	(75,362)	(25,205)	33.4%

Loss attributable to the controlling interest	(3,882,171)	(4,263,796)	381,625	(9.0%)

Deemed dividend on convertible preferred stock	(798,333)	-

Net loss attributable to common shareholders	$(4,680,504)	$(4,263,796)	$(416,708)	9.8%

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	81,748,353	65,356,429	16,391,924	25.1%
Effect of dilutive shares	-	-	-
Diluted	81,748,353	65,356,429	16,391,924	25.1%

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and Diluted	$(0.06)	$(0.07)	$(0.01)	12.2%

Revenue

The Company generates revenue on the tonnage of mail and parcels delivered, measured in kilograms plus service fees charged to non-U.S. based consumers for processing customs and duties and sales commissions earned from merchants.  Revenue during the year ended December 31, 2010, compared to the year ended December 31, 2009, decreased by 8.0% as a result of a 19.5% decrease in tonnage and a 5.6% decrease in revenue per ton.  The decrease in revenue per ton is a result of the discontinuation of our Postal Injection service during 2009.  Going forward, the Company is focused on maintaining and growing higher margin business specifically, mail and parcels originating in and arriving into Latin America. Management believes that overall industry mail tonnage will continue to decrease, while parcel volumes from the U.S into Europe, Middle East and  Latin America will increase due to general demand increase for U.S. products. Management believes this demand will drive the growth of fees earned from customs and duties processing, delivery and merchant fees.  In addition, Management believes that higher margin, e-commerce consumer business originating in Latin America, Europe and the Middle East will continue to increase as the Company continues to grow its consumer customer base through co-marketing agreements with banks and credit card issuers in those regions where the growth in cross-border shopping is greatest.  Revenue growth will also be generated from U.S. merchant agreements wherein the Company assumes the management of foreign shopper transactions that the merchants prefer to outsource.

The following schedule highlights the Company’s U.S. and foreign sourced revenues including the revenues of PuntoMio and, since March 1, 2009, LEL, for the years December 31, 2010 and 2009:

	Twelve Months Ended December 31,				Change
		Percent of		Percent of
Region	2010	Total	2009	Total	Amount	Percent

U.S.	$3,377,632	44.3%	$4,258,115	51.4%	(880,483)	-20.7%
Foreign	4,246,460	55.7%	4,027,622	48.6%	218,838	5.4%
Total	$7,624,092		$8,285,737		(661,645)	-15.2%

Operating Expenses

Cost of Delivery. Total cost of delivery decreased by 12.4% and the gross margin increased by 4.0% primarily as a result of renegotiated rates with key vendors compared to the same period in the prior year and the phase out of postal injection resulting in less postage expense.  The Company expects gross margin to improve in the next twelve months as the parcel business into Latin America, Europe, and the Middle East continues to grow.  The cost per kilogram will vary with the price of oil and the margin between revenue and delivery costs would be adversely affected by any significant increases in oil prices.

General and Administrative. This expense decreased by $260,404 during the year ended December 31, 2010, primarily due to reductions in salaries and benefits of $171,471, audit expenses of $45,562 and rent, telephone, and utilities of $81,168.

Other Expenses

Interest. The Company had no interest-bearing debt during the twelve months ended December 31, 2009.  The Company accrued $49,446 of interest expense related to various convertible debt agreements entered into during 2010 that did not exist in 2009.

Revaluation of Put Option Liability. The Company’s expense resulting from the mark to market adjustment during the year ended December 31, 2010 was a loss of $64,000 compared to a loss of $374,400 for the year ended December 31, 2009.  The decrease was primarily due to the reclassification into equity and the discontinuance of mark to market accounting of a significant portion of the put option during 2010.  See Note 17 – Commitments and Contingencies in the accompanying consolidated financial statements.

Amortization of debt discounts.  The Company incurred $814,580 of non-cash expense resulting from the amortization of debt discounts related to the issuance of convertible debt and warrants during 2010.  See accompanying consolidated financial statements Note 11 – Convertible Debt for full discussion on all convertible debt.

Other income and expenses, which consist of non-operating items such as depreciation, amortization and financing fees, decreased by $114,979 during the year ended December 31, 2010, compared to 2009.  In 2010, the Company was able to negotiate reduced payments to satisfy past due amounts and therefore recognized a $35,000 of gain from the write-off of trade payables.  The Company also recognized a foreign currency gain of $46,375 during 2010 compared to a loss of $14,518 in 2009.

During 2010, the Company recognized an impairment charge of $139,041 related to the write-down of a non-compete agreement.

Net Loss Attributable to the Non-Controlling Interest

Net losses of $100,567 and $75,362 for the years ended December 31, 2010 and 2009, respectively, are the portion of earnings and losses attributable to the non-controlling shareholder in LEL, which holds a 30% common equity interest in LEL, and shareholders that held a 24.1% preferred equity interest in PuntoMio for the period through April 30, 2010.   The Company acquired a 70% interest in LEL effective March 1, 2009.  The change of the Company’s equity interest in PuntoMio from 100% to 75.9% occurred effective September 30, 2009 as a result of the third quarter capital raise for PuntoMio.  Effective April 30, 2010, the Company entered into an exchange agreement with the holders of the preferred equity interest in PuntoMio and at December 31, 2010, the Company held a 100% equity interest in PuntoMio.

Deemed Dividend

The Company recorded a non-cash deemed dividend of $798,333 in connection with the issuance of its convertible preferred stock in the exchange for preferred shares of its subsidiary, PuntoMio.

Liquidity

The Company’s primary recurring source of liquidity has been cash provided by financing activities.  Proceeds from sales of equity securities over the last two years have been used for the development of new products and services and for corporate working capital needs. For the twelve-month period ended December 31, 2010, cash increased by $881,057 to $917,570, compared to $36,513 as of December 31, 2009.

The following table summarizes the Company’s consolidated statements of cash flows:

	Twelve Months Ended December 31
Net cashed (used in) provided by by operating activities	2010	2009
Operating activities	$(2,569,979)	$(2,108,761)
Investing activities	(68,313)	52,986
Financing activities	3,492,714	1,789,468

The cash used by operating activities in 2010 of $2.6 million was primarily due to the net loss incurred of $3.9 million adjusted for amortization of debt discounts, decrease in accounts receivable, decrease in accounts payable and accrued liabilities, depreciation and amortization, and stock compensation expense of approximately $815,000, $278,000, $360,000, 193,000 and $248,000 respectively.

The cash used by operating activities in 2009 of $2.1 million was primarily due to the net loss incurred of $4.3 million adjusted for decrease in intangibles and other assets, decrease in accounts receivable, revaluation of the put option liability, and stock compensation expense of approximately $216,000, $433,000, $374,000 and $259,000 respectively.

The cash used by investing activities in 2010 was primarily due to purchases of computers, software and other fixed assets totaling $67,579 during the twelve months ended December 31, 2010.

The cash provided by investing activities in 2009 was due to cash on the balance sheet from the acquisition of LEL of $11,753, collection of amounts advanced to stockholder of $60,395 less purchases of computers and other fixed assets totaling $19,162.

The cash provided by financing activities in 2010 was due to proceeds of approximately $2,994,000 from the issuance of convertible debt and proceeds of $1,036,000 from subscriptions of common stock less a $250,000 repayment of convertible notes and $109,000 paid for the redemption of warrants.

The cash provided by financing activities in 2009 was primarily due to the Company’s private placements of equity securities (see Private Placements below).

Financial Condition

As of December 31, 2010, the Company had $2,601,400 of convertible debt outstanding, all of which matures in 2013, approximately $918,000 of cash on hand, a working capital deficit of $637,242, and an accumulated deficit of $28,355,320.

Private Placements

In 2009, the Company completed the sale of 9,630,000 shares of common stock at $.10 per share from which it received net proceeds of $836,443.  The proceeds from the sale were used to support the development of the Company’s PuntoMio subsidiary.

During the third quarter of 2009, the Company sold 1,080,000 units at $1.00 per unit in a private placement. The units were comprised of one preferred share of PuntoMio, the Company’s subsidiary, and one warrant to purchase one share of common stock of the Company, at an exercise price of $0.10 per share expiring July 1, 2012. The Company received proceeds of $966,021 net of placement fees.

Effective April 30, 2010, the Company entered into an equity exchange with the preferred interest holders of PuntoMio (“PuntoMio Exchange”).  The Company exchanged eight shares of convertible preferred stock of the Company for each share of PuntoMio preferred stock.  Simultaneous with the PuntoMio Exchange, the Company bought back or redeemed warrants to acquire 1,090,000 shares of the Company’s common stock for $109,000.  As a result of the PuntoMio Exchange there is no longer a non-controlling interest in PuntoMio.  Prior to the PuntoMio Exchange, the allocation of the equity interest was 75.9% to SkyPostal Networks, Inc. and 24.1% to the PuntoMio preferred stockholders.

In November 2010, the Company commenced a private placement of a maximum of $1,200,000 million through the sale of common stock and warrants of the Company (the “2010 Private Placement”). The Company received net proceeds of $1,008,900 net of placement fees of $95,100 paid in 2010 and $17,000 paid in 2011, for the sale of 22,420,000 shares of common stock and warrants to purchase 4,484,000 shares of common stock for an exercise price of $0.15 per share The Company allocated the gross proceeds of $1,121,000 to the common stock and warrants based on their relative fair values.  $791,586 of the total proceeds were allocated to the common stock, which are included in Subscribed stock on the consolidated balance sheets of the Company’s financial statements.  $329,414 of the gross proceeds were allocated to the warrants and charged to additional paid in capital.  The Company received $1,036,000 of the gross proceeds in 2010.  The Company received $85,000 of the gross proceeds in 2011 which are included in Subscriptions receivable on the consolidated balance sheets of the Company’s financial statements. The proceeds from the 2010 Private Placement will be used to support the development of the Company’s subsidiary, PuntoMio.

Capital Expenditures

In 2010, capital expenditures totaled $67,579. In 2009, capital expenditures totaled $19,162.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumption used in the preparation of the consolidated financial statements.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SkyShop Logistics, Inc. and all entities in which the Company has a controlling voting interest (“subsidiaries”) required to be consolidated in accordance with U.S. GAAP (collectively referred to as “the Company”).  All significant intercompany accounts and transactions between have been eliminated in consolidation.

Business Combinations

Effective March 1, 2009, the Company acquired 70% of the outstanding common stock of LEL. The acquisition was accounted for using the acquisition method. The acquisition method is required to be used on all events where a business obtains control over another business. The acquisition method establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interests in the acquiree, and goodwill acquired in a business combination or a gain from a bargain purchase. The consolidated financial information presented includes the accounts of LEL as of March 1, 2009. See Note 5- Business Combinations. See Non-controlling Interests accounting policy below.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid for the settlement of liabilities related to cost of sales, the estimated useful lives for property and equipment, value assigned to the warrants granted in connection with the various financing arrangements, calculation for stock compensation expense and estimating future cash flows from, and the fair value of, intangible assets for impairment measurement purposes. Actual results could differ from those estimates.

Fair Value Measurements

The Company has determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. See Consolidated Financial Statements Note 13- Fair Value Measurements.

Non-controlling Interests

In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance that changed the accounting and reporting for non-controlling interests, which is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The guidance was effective for the quarter ended March 31, 2009, for the Company and requires retroactive adoption of its presentation and disclosure requirements. The guidance requires the Company to report net income attributable to the non-controlling interests separately on the face of the consolidated statements of operation. Additionally, the guidance requires that the portion of equity in the entity not attributable to the Company be reported within equity, separately from the Company’s equity on the consolidated balance sheets. The adoption did not have any impact on the Company’s financial position, results of operations or cash flow.

The 30% non-controlling interest in the LEL was accounted for in accordance with the acquisition method. The Company reported the non-controlling interest in the consolidated financial statements as required by U.S. GAAP. The determination of the fair value of the non-controlling interest due to the acquisition of LEL is described in Consolidated Financial Statements Note 5-Business Combinations.

On September 30, 2009, the Company sold a 24.1% preferred equity interest in its wholly-owned subsidiary, PuntoMio, and Company warrants for cash proceeds of $966,021.  Effective April 30, 2010, the Company entered into an equity exchange (“PuntoMio Exchange”) with the preferred share holders of PuntoMio.  The Company exchanged eight preferred convertible shares of the Company for every one PuntoMio preferred share.  Simultaneously with the PuntoMio Exchange, the Company bought back or redeemed 1,090,000 warrants for $109,000.  As a result of the PuntoMio Exchange, there is no longer a non-controlling interest in PuntoMio as of December 31, 2010.  The ownership percentage of the non-controlling interest in LEL has not changed.

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

This method generally results in recognition of revenues and purchased transportation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. The company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.

Currency Translation Policy

The local currency is the functional currency for LEL, the Company’s operation located in Colombia. For foreign currency functional locations, assets and liabilities are translated to the U.S. dollar at end-of-period rates, while revenues and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income.

Contingencies

The Company accrues for contingent obligations, including legal costs, when the obligation is probable and the amount can be reasonably estimated. As facts concerning contingencies become known we reassess our position and make appropriate adjustments to the consolidated financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters that are subject to change as events evolve and additional information becomes available.

New Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. In August 2009, the FASB issued an accounting standard update to guidance on fair value measurements and disclosure. The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when the liability trades as an asset in an active market, without adjusting the price for restrictions that prevent the transfer of the liability. This update is effective for annual and interim periods beginning after August 31, 2009. The Company does not expect the update to have an effect on the valuation techniques used by the Company for measuring liabilities at fair value.

In January 2010, the FASB issued an accounting standard update that clarifies that the decrease-in-ownership provisions of the consolidation guidance of the Codification apply to: (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). The update also clarifies that the decrease in ownership guidance on accounting for decreases in ownership of a subsidiary does not apply if the transaction is a sale of in-substance real estate or conveyance of oil and properties. This update is effective for interim and annual periods ending on or after December 15, 2009 with retrospective application required for the first period of adoption of the consolidation guidance in the Codification. The Company adopted the amendment upon issuance with no material impact to its financial position or results of operations.

In January 2010, the FASB issued an accounting standard update on fair value measurements and disclosures. The update requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update is not expected to have an effect on the Company’s consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data

See Consolidated Financial Statements and Schedules in Item 15 below.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

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

(b)           Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting that occurred during 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are our directors and executive officers, their ages, their positions with the Company, their business experience during the past five years or more, and additional biographical data.

Name	Age	Position	Director Since	Serves Until
Albert Hernandez	62	Chairman and Chief Executive Officer	2008	2011
AJ Hernandez	40	Chief Financial and Chief Operating Officer	2008	2011
E. Harold “Hal” Gassenheimer	72	Director	2010	2013
John Nolan	62	Director	2010	2013
Michael Margolies	51	Director	2010	2012
Menachem Kranz	35	Director	2010	2012

Albert P. Hernandez has served as the Chief Executive Officer and Chairman of the Board of the Company since its inception. Prior to that time, from 2002 to March 2008, he served as the Chief Executive Officer of SkyPostal, Inc. From 1972 to 2002 he served in various executive positions with companies in the logistics business, including SkyCourier Network which was sold to Airborne Express in 1988 and SkyNet Worldwide Express which was sold to a division of Lan Chile Airlines in 2001. Mr. Hernandez has BBA in Accounting and MBA in finance from Iona College, New Rochelle, NY

A.J. Hernandez has served as the Chief Operating Officer of the Company since its inception and as the Chief Financial Officer since December 2008. From 2001 until March 2008 he served as the Chief Operating Officer of SkyPostal, Inc. From 1993 to 2001 he served in executive positions with SkyBox Services, Inc., a company providing a U.S. address facility to enable upscale Latin American residents to receive mail, catalogues and Internet purchases via a mail warehouse facility in Miami, Florida. AJ Hernandez is the son of Albert Hernandez. Mr. Hernandez has an MBA in International Business from Florida International University, Miami,Fl.

Mr. E. Harold “Hal” Gassenheimer was appointed Director of SkyPostal Network, Inc.’s Board of Directors effective May 5, 2010.  Mr. Gassenheimer brings over 30 years of financial and general management experience to the Company’s Board of Directors.  Mr. Gassenheimer obtained his MBA from the Harvard School of Business and began his career at ExxonMobil where he served 23 years in various executive positions developing expertise in international tax, legal and accounting matters.  Since ExxonMobil, Mr. Gassenheimer has participated as a partner with responsibility for finance in several large real estate development projects where he arranged debt financing and handled reporting requirements with banks.   He was the Treasurer of Cunard Line Limited and Seabourn Cruise Line, a division of Carnival Corporation for three years where he rebuilt the controls, systems and procedures for cash management.  Following that, Mr. Gassenheimer served as CFO for Avalon Research Group until its successful sale in 2005. Since then he has served as CFO of Reefbreak Management, a hedge fund, and COO of MAMC, Inc., a mortgage servicer.  Hal is currently the CFO of Littlebanc, an investment firm.

John Nolan, Former Deputy Postmaster General, has significant executive experience in both the government and private sectors.  He is currently a board member for Streamlite, a business to consumer lightweight package delivery service in the U.S..  He serves as senior advisor to All Vision and Western Union. John served as Deputy Postmaster General for just over five years ending in mid 2005, one of the most challenging yet successful periods for the U.S.P.S.  He began his postal career as a management intern and quickly rose through the ranks to become Regional General Manager for Delivery, Regional Director for Customer Services, and Postmaster/General Manager of the world’s largest post office, New York City.  From 1989 to 2000 he was recruited to run the operations of Tritech, a print/fulfillment/lettershop/proxy services company within Merrill Lynch.  In addition to his corporate work, John serves on the board of several nonprofit organizations including the Smithsonian National Postal Museum, the Envelope Manufacturers Foundation, Washington & Lee University’s Shepherd Poverty Program and St. Columba Episcopal Church.  He also offers pro bono consulting services to nonprofits in the Washington DC area for board improvement.  John’s undergraduate degree is from Washington & Lee University and he also attended Harvard Business School’s Program for Management Development.

Michael Margolies has over 25 years of investment banking experience. Mr. Margolies was a Managing Director of Ladenburg Thalmann & Co., Inc. where he led the firm’s PIPE practice. Mr. Margolies founded and served as CEO of independent research provider, Avalon Research Group Inc., from 1995 through its sale in 2004. With over 100 hedge fund and mutual fund clients, Avalon was a top rated independent research firm and founding member of Investorside Research Association, a non-profit trade association of investment research providers not engaging in investment banking. Prior to founding Avalon, Mr. Margolies managed long/short discretionary accounts for M.A. Berman & Co., a boutique money management and brokerage firm with more than $500 million under management. In the eighties to early nineties, Mr. Margolies managed discretionary accounts as a Senior V.P. and Limited Partner at Oppenheimer and Company in New York. Mr. Margolies is currently Chief Executive Officer at Littlebanc, a boutique investment banking firm.

Menachem Kranz has worked for over a decade in the securities and finance industry, most recently as Vice President in the PIPEs practice at Ladenburg Thalmann & Co. Prior to joining Ladenburg, Mr. Kranz leveraged his extensive contacts and relationships within the hedge and mutual fund communities in a variety of contexts, including as a hybrid trader with RBC Capital Markets and a Senior Vice President of institutional research sales at Avalon Research Group Inc. where he was instrumental in the rapid growth and development of the firm. Mr. Kranz’s educational background, Rabbinical College of America, laid the foundation for sound analytical minded process and affability.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of copies of reports filed with the SEC, the Company believes that during fiscal 2010, and through the date of this report, certain of its directors did not timely file all of the reports required to be filed by them under Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

Effective June 9, 2008, the Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The code consists of basic standards of business practice as well as professional and personal conduct. The code provides guidance in how to uphold these standards. The code is filed as Exhibit 12.1 to our 10-K for the year ended December 31, 2009 filed with the SEC on March 31, 2010.

Committees of the Board of Directors

The Board of Directors has established several committees to assist it in fulfilling its responsibilities:

● The Audit Committee (comprised of Messrs. Gassenheimer (Chairman), Margolies and Kranz);
● The Compensation Committee (comprised of Messrs. Margolies (Chairman), Nolan and Gassenheimer);
● The Governance and Nominating Committee (comprised of Messrs. Kranz (Chairman), Gassenheimer, Nolan and Albert P. Hernandez)

All of the members of the committees are nominated by the Governance and Nominating Committee and appointed by the Board of Directors. Members of these committees are elected annually at the Board of Directors’ meeting following the annual meeting of stockholders. All compensation paid or accrued for the members of the Company’s Board of Directors are reported under Item 11. Executive Compensation subsection Director Compensation.

ITEM 11.	Executive Compensation

Compensation of Executive Officers

The following summary compensation table sets forth information concerning the total cash and non-cash compensation paid to or accrued for the three named executive officers for the fiscal year ended December 31, 2010.

Name and Principal Position	Paid and Accrued Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Albert P. Hernandez
Chief Executive Officer and
Chairman of the Board	$153,899	$—	$—	$—	$26,925	$180,824
A.J. Hernandez
Chief Operating and
Financial Officer	144,745	—	—	—	20,959	165,704
Chris Weber
Director of European Operations
Director on the Board of Directors	$87,000	$—	$—	$—	$1,515	$88,515

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

Employment Agreements

Albert P. Hernandez

On May 17, 2010, the Company entered into an employment agreement with Mr. Albert Hernandez, the Chief Executive Officer. His employment agreement has an initial term of three years from the effective date. Mr. Hernandez currently receives a base salary of $130,000, subject to annual increases at the discretion of the Board of Directors. During the period of employment, Mr. Hernandez will also be entitled to additional benefits, including reimbursement of business expenses, paid vacation, an automobile allowance, a telephone allowance, life insurance and participation in other company benefit plans or programs that may be available to other executives or employees of our company.

A.J. Hernandez

On May 17, 2010, the Company entered into an employment agreement with Mr. A.J. Hernandez, the Chief Financial and Chief Operating Officer. His employment agreement has an initial term of three years from the effective date. Mr. Hernandez currently receives a base salary of $130,000, subject to annual increases at the discretion of the Board of Directors, During the period of employment, Mr. Hernandez will also be entitled to additional benefits, including reimbursement of business expenses, paid vacation, an automobile allowance, a telephone allowance and participation in other company benefit plans or programs that may be available to other executives or employees of our company.

Director Compensation

The Director compensation for 2010 is shown below.
Director	Fees earned or paid in cash		Stock awards	Option awards	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
Albert P. Hernandez (1)	$—		$—	$—	$—	$—	$—	$—
A.J. Hernandez (1)	—		—	—	—	—	—	—
E. Harold “Hal” Gassenheimer	20,000	(2)	39,000	—	—	—	—	59,000
John Nolan	(23,000)		39,000	—	—	—	—	42,000
Michael Margolies	—		39,000	—	—	—	—	39,000
Menachem Kranz	—		39,000	—	—	—	—	39,000
Christian J. Weber (1)	—		—	—	—	—	—	—
Mathijs van Houweninge	—		—	—	—	—	—	—
S. David Fineman	—		—	—	—	—	—	—
Florian M. Schuhbauer	—		—	—	—	—	—	—
Jose Misrahi	30,000		—	—	—	—	—	30,000

(1)	Compensation for these individuals are included in the executive compensation table above.

(2)
These payments are pursuant to consulting agreements signed by each of Mr. Gassenheimer and Mr. Nolan for services that are outside of the scope of the responsibilities of these individuals as members of the Company’s board of directors.  See discussion in Item 13 below.

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

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth as of February 28, 2011, certain information regarding the beneficial ownership of our outstanding common stock by (i) each person known to us to beneficially own more than 5% of our common stock, (ii) each Named Executive Officer, (iii) each of our Directors and (iv) all of such Directors and officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

	Beneficial Ownership
Name and Address (1)	Shares	%
Directors and Named Executive Officers
Albert P. Hernandez	4,585,821	3.89%
A.J. Hernandez	4,611,658	3.91%
E. Harold “Hal” Gassenheimer (2)	300,000	0.25%
John Nolan (2)	300,000	0.25%
Michael Margolies (2)	300,000	0.25%

Menachem Kranz (2)	300,000	0.25%
All current executive officers and directors as a group (6 persons)	10,397,479	8.82%

Beneficial Owners of More than 5%
Cede & Co	15,342,766	12.77%
Holston Investments, BVI	7,626,780	6.61%

(1)	The address of all Directors is care of the Company at the address shown on the cover of this filing.

(2)	These shares have been issued subject to vesting of 100,000 shares on each of August16, 2011, 2012, and 2013.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Agreement with Hal Gassenheimer

In July 2010, the Company entered into agreement with Mr. Gassenheimer for international management and financial services.  The agreement provides for a monthly retainer of $4,000 to be paid to Mr. Gassenheimer and may be terminated by either party at any time.

Investment Banking Agreement
An entity affiliated with Messrs.. Margolies, Gassenheimer and Kranz provided investment banking services to the Company related to the May 2010 issuance of convertible debt and warrants, and has a consulting relationship with the Company.  The affiliated entity received a convertible note in the amount of $316,400 and warrants to purchase 1,265,600 shares of common stock at $0.15 per share.

Director Independence

As of the date of this Report, the Company’s common stock is traded on the OTC Bulletin Board and does not have securities listed on a larger national securities exchange or in an inter-dealer quotation system. As such, there is no requirement that a majority of the members of our Board of Directors be independent. Under these standards, a director is not “independent” if he has financial transactions with the Company or any other relationships that, in the opinion of the Board, would interfere with his exercise of independent judgment as a Director. Albert and A.J. Hernandez are employed by the Company and are not independent.  Messrs. Margolies, Gassenheimer and Kranz may not be independent because of the relationship described in the preceding paragraph, although the board has not made any determination concerning whether they are independent.

ITEM 14.	Principal Accountant Fees and Services

The firm of Morrison, Brown, Argiz and Farra, LLC (“MBAF”), an independent registered public accounting firm, has served as our auditors for the fiscal years ending December 31, 2010 and 2009.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by MBAF for the audit of our annual consolidated financial statements and fees billed for other services for the years ended December 31, 2010 and 2009.

Services	2010	2009
Fees for annual audit and quarterly reviews	$85,000	$110,000
Review of SEC filings	-	10,000
Tax and other matters	-	9,200
Total	$85,000	$129,200

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

PART IV

ITEM 15.	Exhibits, Consolidated Financial Statement Schedules
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyShop Logistics, Inc.

Date: March 17, 2011	/s/ Albert P. Hernandez

Albert P. Hernandez
Chief Executive Officer and President

Date: March 17, 2011	/s/ A.J. Hernandez

A.J. Hernandez
Chief Financial Officer

Date: March 17, 2011	/s/ Hal Gassenheimer
Director

/s/ Michael Margolies
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SkyShop Logistics, Inc.

We have audited the accompanying consolidated balance sheets of SkyShop Logistics, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2010 and 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyShop Logistics, Inc. as of December 31, 2010 and 2009, and the results of its consolidated operations and its cash flows for the year ended in conformity with accounting principles generally accepted in the United States of America.

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

March 16, 2011
Miami, Florida

MIAMI 1001 Brickell Bay Drive, 9th Floor, Miami FL 33131 | T 305 373 5500 F 305 373 0056 | www.mbafcpa.com

SKYSHOP LOGISTICS, INC.
CONSOLIDATED BALANCE
SHEETS
	December 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash	$917,570	$36,513
Accounts receivable, net	826,670	1,140,021
Prepaid expenses and other	144,208	61,135
TOTAL CURRENT ASSETS	1,888,448	1,237,669

DUE FROM STOCKHOLDER	2,708	1,974
PROPERTY AND EQUIPMENT, net	119,697	97,770
INTANGIBLE ASSETS, net	489,392	776,253
OTHER ASSETS, net	290,492	79,269
TOTAL ASSETS	$2,790,737	$2,192,935

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$1,139,523	$1,648,305
Accrued liabilities	735,558	772,217
Current portion of amount due on non-compete agreements	370,740	333,137
Customer deposits	1,469	1,603
Current portion of put option payable	278,400	1,296,000
TOTAL CURRENT LIABILITIES	2,525,690	4,051,262

CONVERTIBLE DEBT, NET	532,915	-
NON-COMPETE AGREEMENTS, less current portion	52,500	173,500
EXCESS OF VALUE OF PUT OPTIONS OVER THE ESTIMATED
FAIR VALUE OF SHARES, less current portion	22,400	1,296,000
TOTAL LIABILITIES	3,133,505	5,520,762

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value, 50,000,000 authorized, 1,360,000 issued and outstanding at December 31, 2010 and none issued and outstanding at December 31, 2009	1,360	-
Common stock, $.001 par value, 350,000,000 authorized, 95,083,179 and 69,443,292 shares issued and 94,763,179 and 69,123,292 shares outstanding at December 31, 2010 and December 31, 2009, respectively	95,084	69,444
Subscribed stock	791,586	-
Subscriptions receivable	(85,000)	-
Additional paid-in capital	27,503,528	21,308,161
Accumulated deficit	(28,355,320)	(24,299,296)
Treasury stock, at cost (320,000 shares at December 31, 2010 and December 31, 2009)	(320,000)	(320,000)
Accumulated comprehensive income (loss)	14,001	(4,644)
Non-controlling interest	11,993	(81,492)
TOTAL STOCKHOLDERS’ DEFICIT	(342,768)	(3,327,827)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,790,737	$2,192,935

The accompanying notes are an integral part of these consolidated financial statements.

SKYSHOP LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

NET REVENUES	$7,624,092	$8,285,737

OPERATING EXPENSES:
Cost of delivery	6,167,940	7,038,584
General and administrative	3,936,125	4,196,529
Stock based compensation	247,998	258,865
TOTAL OPERATING EXPENSES	10,352,063	11,493,978

OPERATING LOSS	(2,727,971)	(3,208,241)

OTHER EXPENSES (INCOME):
Interest	53,038	-
Amortization of discounts	814,580	-
Changes in excess value of put option over the estimated fair value of shares	64,000	374,400
Provision for escrow deposit	-	149,975
Impairment losses	139,041	307,455
Other	184,108	299,087
TOTAL OTHER EXPENSES (INCOME)	1,254,767	1,130,917

NET LOSS	(3,982,738)	(4,339,158)

Net loss attributable to the non-controlling interest	(100,567)	(75,362)

Loss attributable to the controlling interest	(3,882,171)	(4,263,796)

Deemed dividend on convertible preferred stock	(798,333)	-

Net loss attributable to common shareholders	$(4,680,504)	$(4,263,796)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	81,748,353	65,356,429
Effect of dilutive shares	-	-
Diluted	81,748,353	65,356,429

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and Diluted	$(0.06)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

SKYSHOP LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

					Additional
	Preferred Stock		Common Stock		Paid-In	Subscribed	Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stock	Receivable

BALANCES AT DECEMBER 31, 2008	-	$-	56,494,664	$56,815	$19,031,338	$-	$-
Components of comprehensive
loss:
Net loss	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-
Total comprehensive loss	-	-	-	-	-	-	-
Sale of common stock through private placement	-	-	9,630,000	9,630	953,370	-	-
Private placement transaction costs	-	-	1,063,000	1,063	(127,620)	-	-
Warrants converted for common stock	-	-	100,000	100	14,900	-	-
Stock compensation
(nonvested shares)	-	-	-	-	258,865	-	-
Recognition of employee and director
stock grants vested	-	-	1,076,091	1,076	(1,076)	-	-
Common stock issued for LEL acquisition	-	-	400,000	400	99,600	-	-
Common stock issued for trade payable	-	-	39,537	40	23,682	-	-
Common stock issued for consulting fees payable	-	-	320,000	320	31,680	-	-
Sale of subsidiary preferred stock through private placement	-	-	-	-	915,600	-	-
Subsidiary private placement transaction costs	-	-	-	-	(123,979)	-	-
Warrants issued with sale of subsidiary preferred stock	-	-	-	-	174,400	-	-
Subsidiary preferred stock issued for director fees payable	-	-	-	-	-	-	-
Noncontrolling interest in LEL	-	-	-	-	-	-	-
Noncontrolling interest in PuntoMio	-	-	-	-	57,401	-	-
BALANCES AT DECEMBER 31, 2009	-	-	69,123,292	$69,444	$21,308,161	$-	$-

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

SKYSHOP LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (Continued)

			Non-	Accumulated	Total
	Accumulated	Treasury	Controlling	Comprehensive	Stockholders’
	Deficit	Stock	Interest	Income	Deficit

BALANCES AT DECEMBER 31, 2008	$(20,035,500)	$(320,000)	$-	$-	$(1,267,347)
Components of comprehensive loss:
Net loss	(4,263,796)	-	(75,362)	-	(4,339,158)
Foreign currency translation adjustment	-	-	(1,990)	(4,644)	(6,634)
Total comprehensive loss	-	-	-	-	(4,345,792)
Sale of common stock through private placement	-	-	-	-	963,000
Private placement transaction costs	-	-	-	-	(126,557)
Warrants converted for common stock	-	-	-	-	15,000
Stock compensation	-	-	-	-	258,865
(nonvested shares)
Recognition of employee and director stock grants vested					-
Common stock issued for LEL acquisition	-	-	-	-	100,000
Common stock issued for trade payable	-	-	-	-	23,722
Common stock issued for consulting fees payable	-	-	-	-	32,000
Sale of subsidiary preferred stock through private placement	-	-	-	-	915,600
Subsidiary private placement transaction costs	-	-	-	-	(123,979)
Warrants issued with sale of subsidiary preferred stock	-	-	-	-	174,400
Subsidiary preferred stock issued for director fees payable	-	-	45,192	-	45,192
Noncontrolling interest in LEL	-	-	8,069	-	8,069
Noncontrolling interest in PuntoMio	-	-	(57,401)	-	-
BALANCES AT DECEMBER 31, 2009	$(24,299,296)	$(320,000)	$(81,492)	$(4,644)	$(3,327,827)

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

SKYSHOP LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (Continued)

					Additional
	Preferred Stock		Common Stock		Paid-In	Subscribed	Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stock	Receivable

BALANCES AT DECEMBER 31, 2009	-	$-	69,123,292	$69,444	$21,308,161	$-	$-
Components of comprehensive loss:
Net loss	-	-	-	-	-	-	-
Foreign currency translation
adjustment	-	-	-	-	-	-	-
Total comprehensive loss	-	-	-	-	-	-	-

Subscriptions received	-	-	-	-	329,414	706,586	-
Subscriptions receivable	-	-	-	-	-	85,000	(85,000)
Offering costs relataed to
subscriptions received	-	-	-	-	(95,100)	-	-
Stock compensation - employees
and director shares	-	-	3,050,900	3,051	244,947	-	-
Common stock issued for
accrued payroll	-	-	856,300	856	84,774	-	-
Common stock issued for
trade payable	-	-	1,000,000	1,000	99,000	-	-
PuntoMio Exchange	11,425,160	11,425	-	-	786,908	-	-
Disposition of non-controlling
interest in PuntoMio	-	-	-	-	(12,209)	-	-
Deemed dividend from
PuntoMio Exchange	-	-	-	-	(798,333)	-	-
Redemption of warrants included in
PuntoMio preferred stock exchange	-	-	-	-	(109,000)	-	-
Conversion of preferred stock	(10,065,160)	(10,065)	10,065,160	10,065	-	-	-
Effect of adjustment of put option
payable	-	-	-	-	2,355,200	-	-
Broker fee for 3% $2.26m
Convertible Note	-	-	-	-	(52,522)	-	-
Warrants issued with 3% $2.26m
Convertible Note	-	-	-	-	375,268	-	-
Beneficial conversion feature attributed
to 3% $2.26m Convertible Note	-	-	-	-	1,884,732	-	-
Warrants issued with 3% $316k
Convertible Note	-	-	-	-	52,538	-	-
Beneficial conversion feature attributed
to 3% $316k Convertible Note	-	-	-	-	263,862	-	-
Conversion of 2% $402k & $95k Convertible Notes into common stock	-	-	9,969,651	9,970	488,513	-	-
Beneficial conversion feature attributed
to 3% $25k Convertible Note	-	-	-	-	20,896	-	-
Warrants issued with Convertible Notes					4,104
Private placement equity fee for conversion
of 2% $402k & $95k convertible notes	-	-	697,876	698	(698)	-	-
Private placement fees for 2% $402k Convertible Notes	-	-	-	-	(5,592)	-	-
Warrants issued with Convertible Notes	-	-	-	-	79,865	-	-
Beneficial conversion features attributed to Convertible Notes	-	-	-	-	198,800	-	-

BALANCES AT DECEMBER 31, 2010	1,360,000	$1,360	94,763,179	$95,084	$27,503,528	$791,586	$(85,000)

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

SKYSHOP LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (Continued)

			Non-	Accumulated	Total
	Accumulated	Treasury	Controlling	Comprehensive	Stockholders’
	Deficit	Stock	Interest	Income	Deficit

BALANCES AT DECEMBER 31, 2009	$(24,299,296)	$(320,000)	$(81,492)	$(4,644)	$(3,327,827)
Components of comprehensive loss:
Net loss	(3,882,171)	-	(100,567)	-	(3,982,738)
Foreign currency translation adjustment	-	-	7,990	18,645	26,635
Total comprehensive loss	-	-	-	-	(3,956,103)

Subscriptions received	-	-	-	-	1,036,000
Subscriptions receivable	-	-	-	-	-
Offering costs relataed to subscriptions received	-	-	-	-	(95,100)
Stock compensation - employees and director shares	-	-	-	-	247,998
Common stock issued for accrued payroll	-	-	-	-	85,630
Common stock issued for trade payable	-	-	-	-	100,000
PuntoMio Exchange	-	-	-	-	798,333
Disposition of non-controlling interest in PuntoMio	(173,853)	-	186,062	-	-
Deemed dividend from PuntoMio Exchange	-	-	-	-	(798,333)
Redemption of warrants included in PuntoMio preferred stock exchange	-	-	-	-	(109,000)
Conversion of preferred stock	-	-	-	-	-
Effect of adjustment of put option payable	-	-	-	-	2,355,200
Broker fee for 3% $2.26m Convertible Note	-	-	-	-	(52,522)
Warrants issued with 3% $2.26m Convertible Note	-	-	-	-	375,268
Beneficial conversion feature attributed to 3% $2.26m Convertible Note	-	-	-	-	1,884,732
Warrants issued with 3% $316k Convertible Note	-	-	-	-	52,538
Beneficial conversion feature attributed to 3% $316k Convertible Note	-	-	-	-	263,862
Conversion of 2% $402k & $95k Convertible Notes into common stock	-	-	-	-	498,483
Beneficial conversion feature attributed to 3% $25k Convertible Note	-	-	-	-	20,896
Warrants issued with Convertible Notes					4,104
Private placement equity fee for conversion of 2% $402k & $95k convertible notes	-	-	-	-	-
Private placement fees for 2% $402k Convertible Notes	-	-	-	-	(5,592)
Warrants issued with Convertible Notes	-	-	-	-	79,865
Beneficial conversion features attributed to Convertible Notes	-	-	-	-	198,800

BALANCES AT DECEMBER 31, 2010	$(28,355,320)	$(320,000)	$11,993	$14,001	$(342,768)

The accompanying notes are an integral part of these consolidated financial statements.

SKYSHOP LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,982,738)	$(4,339,158)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Amortization of debt discounts	814,580	-
Amortization of financing fees	83,658	-
Depreciation and amortization	193,472	212,305
Bad debt expense	34,884	38,234
Provision for escrow deposit	-	149,975
Impairment losses	139,041	307,455
Stock compensation expense	247,998	258,865
Conversion of interest on convertible debt	1,483	-
Revaluation of put option liability	64,000	374,400
Changes in assets and liabilities
Decrease in accounts receivable	278,466	433,195
(Increase) decrease in prepaid expense and other assets	(84,877)	116,833
Decrease in intangible assets	-	216,020
(Decrease) increase in accounts payable and accrued liabilities	(359,812)	121,512
(Decrease) increase in customer deposits	(134)	1,603
Net cash used in operating activities	(2,569,979)	(2,108,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Advances to) repayments from stockholders	(734)	60,395
Cash acquired in acquisition of LEL	-	11,753
Payment of trademark costs	(17,528)	(9,996)
Capital expenditures	(50,051)	(9,166)
Net cash (used in) provided by investing activities	(68,313)	52,986

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of capital stock, net of offering costs	-	836,443
Proceeds from subscriptions received not issued	1,036,000	-
Payment of offering costs related to subscriptions received not issued	(95,100)	-
Issuance of warrants in connection with sale of subsidiary preferred stock, net	-	174,400
Issuance of subsidiary preferred stock	-	791,621
Warrants (redeemed) exercised	(109,000)	15,000
Payments of amounts due for non-compete agreements	(83,397)	(27,996)
Proceeds from issuance of convertible notes payable, net of offering costs	2,994,211	-
Payment of principal on convertible notes payable	(250,000)	-
Net cash provided by financing activities	3,492,714	1,789,468

Effect of exchange rate changes	26,635	(6,635)

Net increase (decrease) in cash	881,057	(272,942)
Cash, beginning of period	36,513	309,455
Cash, end of period	$917,570	$36,513

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,592	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Non-compete agreement-LEL acquisition	$-	$100,000
Reduction of noncompete payable in exchange for payment of administrative costs	$-	$163,867
Common stock issued for trade payable	$100,000	$55,722
Subsidiary stock issued for director fee payable	$-	$45,192
Issuance of convertible note in settlement of financing fee on $2.26 million convertible debt	$316,400	$-
Issuance of warrants in settlement of financing fee on $2.26 million convertible debt	$52,522	$-
Debt issuance costs capitalized in other assets related to the issuance of $2.26 million convertible debt	$263,878	$-
Beneficial conversion features and warrants on convertible debt	$2,880,065	$-
Conversion of $497,000 note payble and $1,483 of accrued interest into common stock	$498,483	$-
Adjustment to put option liability	$2,355,200	$-
Issuance of common stock for accrued payroll	$85,630	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Organization

On April 15, 2008, Omega United, Inc. (“Omega”) entered into and closed an agreement concerning the exchange of securities between Omega and SkyPostal, Inc. and its security holders of (the “Securities Exchange”). Pursuant to the Securities Exchange, Omega issued 29,000,000 shares of common stock for all of the issued and outstanding common stock of SkyPostal, Inc. On July 25, 2008, Omega changed its name to SkyPostal Networks, Inc. (the “Company”).

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

During third quarter 2009, the Company sold units comprised of one preferred share of PuntoMio, its subsidiary, plus one warrant to purchase one common share of the Company, at an exercise price of $.10 expiring July 1, 2012, for $1.00 per unit in a private placement. The Company sold 1,090,000 units of PuntoMio preferred stock and warrants for the Company’s common stock and received proceeds of $966,021 net of placement fees paid to Falcon. In addition to the cash fee paid to Falcon, the Company issued Falcon 284,345 shares of PuntoMio preferred stock for their efforts in connection with the private placement. Effective April 30, 2010, the Company entered into an equity exchange (“PuntoMio Exchange”) with the preferred interest holders of PuntoMio.  The Company exchanged eight preferred convertible shares of the Company for every one PuntoMio preferred share.  Simultaneous with the PuntoMio Exchange, the Company bought back or redeemed 1,090,000 warrants for $109,000.  As a result of the April 30, 2010 transaction, there is no longer a non-controlling interest in PuntoMio.  At December 31, 2009, there existed a 24.1% non-controlling interest in PuntoMio, more fully described in Note 14-Common and Preferred Stock and Note15 -Warrants.

On July 16, 2010, SkyPostal Networks, Inc., a Nevada corporation, changed its name to SkyShop Logistics, Inc. (together with its subsidiaries, “the Company”)  to better describe the repositioning of its primary operations to that of an international e-commerce service company.  Through its trademarked name “PuntoMio”, the Company is engaged in cross border shopping facilitation by providing services to non-U.S. based shoppers accessing U.S. online merchant sites.  The service provides a U.S. address and calculates the “landed cost” including the cost of shipping, customs and delivery for the buyer prior to the purchase.  Online merchants wishing to sell to international buyers can eliminate the risks associated with foreign sales by utilizing the Company’s Global e-Cart solutions and delivering the purchase to a U.S. address. The Company’s subsidiary, SkyPostal, Inc., provides international, bar-coded, low cost distribution of catalogs, books and publications below United States Postal Service (“USPS”) costs with track and trace visibility.  The Company relies on its own proprietary integrated delivery network consisting of commercial and cargo airlines, customs brokers, local private postal services and delivery companies linked by its PosTrac mail and parcel tracking system.

On July 16, 2010, a majority of the voting shareholders approved the Company name change to SkyShop Logistics, Inc. and an increase in the authorized shares of common stock available for issuance at $0.001 par value, from 150,000,000 to 350,000,000 shares.

Note 2. Liquidity and Management Plans

Liquidity

As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations and as of December 31, 2010 had an accumulated deficit of $28,355,320.  As of December 31, 2010, the Company’s current liabilities exceeded its current assets by approximately $637,242. Cash flow from operations has been negative for each quarter of 2009 and 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

As of December 31, 2010, the Company had convertible debt outstanding with an aggregate principal balance of $2,601,400, amounts due related to noncompete agreements of $423,240 and a potential put liability of $300,800.  The convertible notes are more fully described in Note 11 - Convertible Debt.  The non-compete and put option agreement is described more fully in Note 10- Non-Compete Agreements. The Company believes that because the shareholders have a financial ownership interest in the Company and because the Company has an economically important arms length working relationship, the shareholder would not enforce his right under the contract to request collection of monies due to him nor pursue litigation under the non-compete agreement and put option agreement at this time because his interests are aligned with the success of the Company.

In November and December of 2010, the Company obtained subscriptions for the sale of 22,420,000 shares of common stock and warrants to purchase 4,484,000 shares of common stock for net proceeds of $1,008,900, net of offering costs of $95,100 paid in 2010 and $17,000 paid in 2011.  $1,036,000 of the gross proceeds were received during 2010 and $85,000 was received in 2011.  Amounts received for which the common stock had yet to be issued as of December 31, 2010 are reflected as Subscribed stock on the accompanying consolidated balance sheets.  Amounts not received until 2011 are reflected as Subscriptions receivable on the accompanying consolidated balance sheets.

The Company is exploring other alternatives for financing and raising additional equity in the capital markets but there can be no assurances that these efforts will be successful.

Management Plans

Management is constantly seeking opportunities to lower operating and administrative costs, increase revenue, and achieve positive cash flows from operations and profitability, including the following initiatives achieved in the twelve months ended December 31, 2010:

●	Repositioning of the Company’s core focus from low margin mail distribution to the provision of higher margin shopping facilitation services to foreign consumers and U.S. merchants.

●
Increased investment in its PuntoMio’s e-commerce technology, foreign co-marketing banking relationships, internet marketing and international parcel service to foreign shoppers and U.S. online merchants.

●	Repositioning its sales strategy by focusing efforts on generating higher margin international retail sales from and to Latin American countries.

Note 3. Summary of Significant Accounting Policies

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

Cash

Cash primarily consists of demand deposits in interest and non-interest bearing accounts. The carrying amount of these deposits approximates their fair value. The Company’s balances maintained may at times, exceed available depository insurance limits. As of December 31, 2010 the Company had deposits of $507,634 in excess of depository insurance limits.

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

Deferred Offering Costs

Direct costs incurred in connection with the issuance of equity are capitalized and charged to additional paid in capital during the period when proceeds are received.

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

Capitalized Software Development Costs

Research and development costs are expensed as incurred. Software and PDA development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized, within property and equipment, in accordance with ASC No. 350-40, Internal-Use Software. Technological feasibility is demonstrated by the completion of a working model. Capitalized costs are amortized on a straight-line basis over three years which is the estimated useful life of the software product. During 2009, based on management’s analysis, the PDA-GPS asset was determined to be fully impaired and an expense was recorded for $231,000.  As of December 31, 2010 and 2009 there were no unamortized software development costs.

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

During 2009, based on Management’s analysis, the License Agreement was determined to be fully impaired and an expense was recorded for the remaining net book value of $76,160.   During 2010, the Company recognized an impairment charge of $139,041 related to the write-down of a non-compete agreement.

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

Fair Value Measurements

The Company has determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. See Note 13- Fair Value Measurements.

Revenue Recognition and Cost of Delivery

Revenue is recognized upon delivery of a letter or a package in accordance with ASC 605-20, Revenue and Expense Recognition for Freight Service in Process.  This method generally results in recognition of revenues and purchased transportation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. The company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.  Cost of Delivery is comprised of postage, export line haul costs, clearance costs, and hand delivery costs.

Foreign Currency and Translation Policy

The financial statements of our foreign operation, LEL, are stated in a foreign currency, referred to as the functional currency. Under generally accepted accounting principles in the United States of America, functional currency assets and liabilities are translated into the reporting currency, U.S. Dollars, using period end rates of exchange while revenues and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income or loss.  The Company recognized a net foreign currency gain of $46,375 and net foreign currency loss of $14,518 during the years ended December 31, 2010 and 2009, respectively.  Such amounts are included in Other on the accompanying consolidated statements of operations.

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

Loss Per Share

Basic loss per share is presented on the face of the consolidated statements of operations. Basic earnings or loss per share “EPS” is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during each period. Basic net loss per share is computed using the weighted average number of shares outstanding during the period. Due to the Company’s losses from continuing operations, dilutive potential common shares in the form of warrants and restricted common stock awards subject to vesting were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

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

The following table presents the (increase) decrease in the deficit attributable to the Company as of December 31, 2010 as a result of the Punto Mio Exchange.

Net loss attributable to the Company	$3,882,171
Increase in the Company’s additional paid-in capital from the Exchange	(798,333)
Change from net loss attributable to the Company and transfers from non-controlling interest	$3,083,838

New Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to guidance on fair value measurements and disclosure. The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when the liability trades as an asset in an active market, without adjusting the price for restrictions that prevent the transfer of the liability. This update is effective for annual and interim periods beginning after August 31, 2009. The Company does not expect the update to have an effect on the valuation techniques used by the Company for measuring liabilities at fair value.

In January 2010, the FASB issued an accounting standard update that clarifies that the decrease-in-ownership provisions of the consolidation guidance of the Codification apply to: (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). The update also clarifies that the decrease in ownership guidance on accounting for decreases in ownership of a subsidiary does not apply if the transaction is a sale of in-substance real estate or conveyance of oil and properties. This update is effective for interim and annual periods ending on or after December 15, 2009 with retrospective application required for the first period of adoption of the consolidation guidance in the Codification. The Company adopted the amendment upon issuance with no material impact to its financial position or results of operations.

In January 2010, the FASB issued an accounting standard update on fair value measurements and disclosures. The update requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update is not expected to have an effect on the Company’s consolidated financial statements.

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

Accounts receivable, net, consisted of the following at December 31:

	2010	2009

Accounts Receivable	$876,355	$1,183,573
Less: Allowance for doubtful accounts	(49,685)	(43,552)
Accounts Receivable, net	$826,670	$1,140,021

During the twelve months ended December 31, 2010 and 2009, approximately 39.8% and 28.5% of the Company’s revenues were generated from two customers, respectively. During the twelve months ended December 31, 2010 and 2009 approximately 29.6% and 16.6%, respectively, of the Company’s cost of sales was purchased from two and one vendor, respectively.

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

Note 6. Property and Equipment, net

Property and equipment, net, consisted of the following at December 31,

	2010	2009

Office and computer equipment	$171,805	$167,698
Computer software	246,361	204,153
Furniture and fixtures	47,598	45,595
Warehouse equipment	73,378	71,645
Leasehold improvements	1,755	1,755
	540,897	490,846
Less: Accumulated Depreciation	(421,200)	(393,076)
Property and equipment, net	$119,697	$97,770

Depreciation expense for the twelve months ending December 31, 2010 and 2009 was $28,124 and $33,669, respectively.

Note 7. Intangible Assets, net

Intangible assets as of December 31, 2010 and December 31, 2009 are shown below:

	2010	2009	Life (yrs)

Trademarks	$106,772	$89,244	Indefinite
Customer List-LEL	81,020	81,020	Three
Non-Compete-LEL	100,000	100,000	Three
Non-Compete-Shareholder	595,959	735,000	Seven
GPS PDA Investment	-	-	Three
License Agreement	-	-	Five
Subtotal	883,751	1,005,264
Less: Accumulated Amortization	(394,359)	(229,011)
Intangible Assets, net	$489,392	$776,253

Amortization expense was $165,348 and $178,636 for years ended December 31, 2010 and 2009, respectively.

The company has various registered trademarks in North America, Europe, Middle East and Latin America that are very valuable under which the company trades depending on the market and co-marketing partner. The carrying value of the trademarks represents legal and other costs related to development and registration of the Company’s trademarks. Additional expenditures of $17,528 and $9,996, related to trademarks, were incurred and capitalized during the twelve months ended December 31, 2010 and 2009, respectively. Trademarks are considered to have an indefinite life and as such are not amortized.

On February 27, 2009, the Company acquired 70 percent of the outstanding common stock of LEL. The purchase price was allocated to the tangible assets acquired and the liabilities assumed based on their respective fair values and any excess was allocated to the fair value of identifiable intangible assets, identified as LEL’s customer list, amounting to $81,020. The Company also entered into a non-compete agreement, with a shareholder of LEL, which includes payments totaling $100,000, comprised of 25 payments of $4,000 payable on a monthly basis. The non-compete agreement was recorded as an intangible asset and will be amortized on a straight line basis over three years. At December 31, 2010, the Customer List-LEL, net and the Non-Compete-LEL, net amounted to $33,749, and $41,662, respectively.

During 2008 and 2009, the Company attempted to develop proprietary software which would be used by the Company to enhance the delivery of mail to its customers. The Company capitalizes the costs until the point at which the software project is substantially complete and ready for its intended use, that is, after all substantial testing is completed. During the last two quarters of 2009, Management attempted to identify a partner with whom to complete testing and put the asset into service. Management discussed the opportunity with several potential partners but none were found. This, coupled with several quarters of negative cash flow from operations, persuaded Management to impair the asset 100% and the full $231,295 was written off during the last quarter of 2009 and charged to other expenses on the consolidated statements of operations.

Simultaneous with the Put Option Agreement, see Note 9 - Put Option Payable, entered into on April 1, 2007, the Company also entered into a non-compete agreement with a shareholder.  Under the non-compete agreement the shareholder was to receive quarterly payments totaling $735,000 starting April 1, 2008 ending January 1, 2013. The non-compete agreement was recorded as an intangible asset on the balance sheet with an offsetting liability to recognize the cumulative future payments. The non-compete is amortized on a straight line basis over the term of the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. During the year ended December 31, 2010, the Company determined that the carrying value of the non-compete exceeded its fair value and recorded an impairment charge of $139,041.  At December 31, 2010 and 2009, the net balance of the non-compete agreement amounted to $307,209 and $551,250, respectively.

In September 2007, the Company entered into a license agreement with a vendor for exclusive service in certain markets of Latin America. The license agreement was recorded as an intangible asset and was being amortized on a straight line basis over five years. The License Agreement was deemed impaired at the end of 2009 and accordingly, the remaining net book balance of $76,160 was charged to other expenses during the year ended December 31, 2009 and the related accumulated amortization was charged against the asset.

Note 8. Other Assets

Other Assets as of December 31, 2010 and 2009 are shown below:

	2010	2009

Deferred Offering Costs	$209,419	$-
Security Deposit	81,073	79,269
Other Assets, net	$290,492	$79,269

Note 9. Put Option Payable

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

On April 21, 2010, as a condition for entering into the 3% $2.26m Convertible Note (see Note 11 – Convertible Debt), the shareholder agreed to a change of terms within the Shareholder Put Option Agreement.  The shareholder agreed to not exercise the Put Option until the closing price for the Company’s common stock on the principal market on which such common stock trades is greater than $1.00 (subject to adjustment for stock splits, stock dividends and similar events) for 60 consecutive days.  Except for this change, the Shareholder Put Option Agreement will remain in full force and effect in accordance with its respective terms.  From April 2007 to April 2010, the shareholder has put 640,000 shares to the Company at an exercise price of $1.00 per share and the Company has made payments totaling $320,000 to the shareholder.  As of April 21, 2010 immediately before the change in terms, there were 320,000 shares to be redeemed, and 2,560,000 shares remaining that may be put to the Company for purchase and redemption under the Put Option.  As a result of the change in terms, which restrict the shareholder’s right to exercise the Put Option, the Company determined that the put rights requiring the Company’s purchase and redemption of 2,560,000 shares were no longer required to be reflected at fair value on the Company’s consolidated balance sheets.  On April 21, 2010, the Company reclassed the liability related to the 2,560,000 shares valued at $2,355,200 based on the closing trading price of the Company’s common shares, to additional paid in capital.  The Company continues to be contingently liable for the remaining 2,560,000 shares under the Put Option.  Should the Company’s trading price remain above $1.00 per common share for 60 consecutive days reinstituting the Put Option rights, then fall below $1.00 per share, a liability would be recognized and charged to earnings in the period.  A summary of the Put Option for the years ended December 31, 2009 and 2010 is as follows:

	December 31, 2008		December 31, 2009		Change in
	Shares	Fair Value	Shares	Fair Value	Fair Value

Put Option exercised and unpaid	320,000	$246,400	320,000	$288,000	$41,600
Remaining Put Option liability	2,560,000	1,971,200	2,560,000	2,304,000	332,800
Total Put Option	2,880,000	$2,217,600	2,880,000	$2,592,000	$374,400

			Effect of
			April 21, 2010
	December 31, 2009		Adjustment		December 31, 2010		Change in
	Shares	Value	Shares	Value	Shares	Value	Fair Value

Put Option exercised and unpaid	320,000	$288,000			320,000	$300,800	$12,800
Remaining Put Option liability	2,560,000	2,304,000	-	$(2,355,200)	2,560,000	-	51,200
Total Put Option	2,880,000	$2,592,000			2,880,000	$300,800	$64,000

For the years ended December 31, 2010 and 2009, the Company recognized losses in its operating results from adjustments to the fair value of the Put Option in the amount of $64,000 and $374,400, respectively.  The fair value adjustment for the year ended December 31, 2010 was the result of a decrease in the trading price of our common stock from $0.10 per share on December 31, 2009 to $0.06 per share on December 31, 2010.  The fair value adjustment for the year ended December 31, 2009 was the result of a decrease in the trading price of our common stock from $0.23 per share on December 31, 2008 to $0.10 per share on December 31, 2009.

Note 10. Non-Compete Agreements

Simultaneous with the Shareholder Put Option Agreement, the Company also entered into a non-compete agreement (the “Shareholder Non-Compete Agreement”) whereby the shareholder was to receive quarterly payments totaling $735,000 beginning April 1, 2008 and ending on January 1, 2013 pursuant to a schedule in the agreement. The Shareholder Non-Compete Agreement was recorded as an intangible asset on the consolidated balance sheets with an offsetting liability to recognize the cumulative future payments.  The agreed-upon value of the non-compete is being amortized on a straight line basis over the term of the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. See Note 7 - Intangible Assets.

On April 21, 2010, as a condition for entering into the 3% $2.26m Convertible Note (see Note 11. – Convertible Debt), the shareholder agreed to a change of terms within the Shareholder Non-Compete Agreement.  The shareholder agreed to waive any payments under the Non-Compete Agreement until the Company achieves positive annualized net positive cash flow from operations (determined in accordance with U.S. GAAP after deducting capital expenditures) of at least $750,000 for three consecutive fiscal quarters.  Except for this change, the Shareholder Non-Compete Agreement will remain in full force and effect in accordance with its respective terms.  The Company remains liable for the obligation.

At the request of the shareholder, the Company made payments on behalf of the shareholder of $47,693 during the year ended December 31, 2010, reducing amounts owed under the Shareholder Non-Compete Agreement.

At December 31, 2010, amounts due on the liability related to the Shareholder Non-Compete Agreement are as follows:

Payment Schedule for December 31,	Amount
2011	$334,440
2012	49,000
2013	3,500
Total	$386,940

In addition, at December 31, 2010, the Company’s current liability related to non-compete agreements included $36,300 payable to a minority shareholder of LEL.  Through December 31, 2010, $63,700 has been paid on the LEL non-compete agreement.

Note 11.  Convertible Debt

During the year ended December 31, 2010, the Company entered into several convertible note agreements.

3% Convertible Note - $2,260,000 (“3% $2.26m Convertible Note”)

On May 18, 2010, the Company entered into a Note Purchase Agreement and other agreements with LBI Investments, LLC whereby the Company agreed to issue a 3% senior secured convertible note and warrants for cash proceeds of $2,260,000.  The investment banker was entitled to a transaction fee equal to 7% of gross cash proceeds and 7% of the cash proceeds in the Company’s common stock at $.05 per share. The Company settled the transaction fee with the issuance of a 3% convertible note at $.05 per share with a face value of $316,400 due May 19, 2013.

The terms of the 3% $2.26m Convertible Note agreements are:

●	The note becomes due on May 19, 2013 and bears interest at 3% annually, payable monthly beginning on June 1, 2010.

●
The principal of the note and any accrued and unpaid interest are convertible into shares of common stock of the Company at conversion price of $0.05 per share at any time at the option of the note holder. The conversion price is adjustable in the event of any stock split, stock dividend or other recapitalization of the Company.

●
In conjunction with the convertible debt agreements, warrants to purchase the equivalent to 20% of the shares issuable upon conversion, or 9,040,000 shares were issued with a strike price of $0.15 per share expiring May 19, 2013.  The warrant exercise price is adjustable in the event of any stock split, stock dividend or other recapitalization of the Company.  These warrants contain a cashless exercise feature.

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

Proceeds of this convertible note were tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. After determination of the fair value of the warrants, the Company recognized a beneficial conversion feature of $1,884,732 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 334.888%, no dividends and a risk free interest rate of 1.59%. The discount related to the warrants for common stock was determined to be $375,268 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense. However, the Company has elected to disclose the amortization of debt discount separately on the consolidated statements of operations. For the period from issuance to December 31, 2010, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $388,995 and $77,452, respectively.  Interest expense recorded during the year ended December 31, 2010 amounted to $41,980.  As of December 31, 2010, the entire $2,260,000 convertible note is outstanding and is carried at $466,447 net of discounts in the accompanying consolidated balance sheets.

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

●
The notes provide for 20% warrant coverage with a strike price of $0.15 per share and expire on May 19, 2013.  Warrants to purchase 1,265,600 shares of common stock at $0.15 per share have been issued and are outstanding at December 31, 2010.

The Company tested the $316,400 convertible note for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. The Company recognized a beneficial conversion feature of $263,862 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 334.888%, no dividends and a risk free interest rate of 1.59%. The discount related to the warrants for common stock was determined to be $52,538 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense.  However, the Company has elected to disclose the amortization of debt discount separately on the consolidated statements of operations. For the period from issuance to December 31, 2010, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $54,459 and $10,841, respectively.  Interest expense recorded during the year ended December 31, 2010 amounted to $5,876.  As of December 31, 2010, the entire $316,400 convertible note is outstanding and is carried at $65,300 net of discounts in the accompanying consolidated balance sheets.

2% Convertible Notes - $402,000 and $95,000

On March 15, 2010, the Company entered into an agreement with Falcon Consulting to raise up to $500,000 through the sale of convertible notes. In March and April 2010, the Company entered into convertible note agreements with several investors of the Company totaling $497,000. The terms of the convertible note agreements were:

●	Maturity date was July 15, 2010 or completion of a financing event in the amount of $4,000,000 or greater.

●	Annual interest rate of 2%, payable annually and to accrue beginning on April 1, 2010.

●	The convertible note holders had the option to convert the notes into shares of the Company’s stock at a conversion ratio of $.05 per $1.00 of principal outstanding, at any time.

●	The notes provided for 20% warrant coverage with a strike price of $0.05 per share expiring March 15, 2011. As of December 31, 2010, 1,988,000 warrants have been issued and are outstanding.

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

The private placement agent, Falcon Consulting, earned a cash fee comprised of 7% of the total monies raised or $34,790.  The amount was allocated to additional paid-in-capital and debt issuance costs based on the relative fair values of the conversion feature and the warrants resulting in a $5,592 charged to additional paid-in capital and the remaining $29,198 to debt issuance cost. These amounts were being amortized through July 15, 2010; however, the remaining amount of $21,595 was expensed upon conversion on May 19, 2010.

In addition, Falcon Consulting was entitled to receive 7% of any common shares issued upon conversion of the notes through July 15, 2010.

On May 20, 2010, Falcon was issued 697,876 shares of common stock upon conversion of these notes valued at $55,830 based on the closing trading price of the Company’s common stock on that date.  These shares were deemed to be placement fees related to the sale of issuance of common stock and thus were charged to additional paid-in capital.  In total, 10,667,527 shares of common stock were issued for the $497,000 convertible debt.  None of this debt is outstanding at December 31, 2010. The unamortized discounts of $147,027 and $73,626 related to the remaining beneficial conversion features and the warrants, respectively, were charged to expense during quarter ended June 30, 2010 while $58,012 of amortization expense was recognized for the period from January 1, 2010 through the date of conversion.

18% Convertible Note Payable - $100,000

On March 8, 2010, the Company entered into a note agreement for $100,000. Terms of the note payable were:

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

The proceeds of $97,000 were received March 8, 2010 and the convertible note was tested for a beneficial conversion feature at the time of issuance by comparing the effective conversion price to the fair value of the Company’s stock. The $3,000 discount was amortized into expense and included in amortization of discounts on the consolidated statements of operations.  The Company determined that the 18%, $100,000 convertible note payable did not have an embedded beneficial conversion feature and thus did not recognize any reduction to the carrying amount of the convertible debt.  In May 2010, the Company repaid the note payable with $100,000 cash proceeds from the 3% $2.26m Convertible Note.  The Company incurred and paid $3,592 of interest expense related to this note.

3% Convertible Note Payable - $150,000

On May 7, 2010, the Company entered into a convertible note agreement for $150,000. Terms of this note payable were:

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

3% Convertible Note - $25,000 (“3% $25k Convertible Note”)

In November 2010, the Company issued a $25,000 Convertible Note.  The terms of the 3% $25k Convertible Note agreements are:

●	The note becomes due on November 9, 2013 and bears interest at 3% annually, payable monthly beginning on December 1, 2010.

●
The principal of the note and any accrued and unpaid interest are convertible into shares of the common stock of the Company at conversion price of $0.05 per share at any time at the option of the note holder. The conversion price is adjustable in the event of any stock split, stock dividend or other recapitalization of the Company.

●
In conjunction with the convertible debt agreements, warrants to purchase an equivalent of 20% of the shares issuable upon conversion, or 100,000 shares were issued with a strike price of $0.15 per share expiring November 9, 2013.  The warrant exercise price is adjustable in the event of any stock split, stock dividend or other recapitalization of the Company.  These warrants contain a cashless exercise feature.

●	The note agreements contain a registration rights agreement whereby the holders may at any time demand registration under the Securities Act.

●	The convertible note is secured by a lien on substantially all of the Company’s and PuntoMio’s assets and a guarantee by PuntoMio.

●
The note agreements contain various provisions impacting the Company including: (i) a stock reservation provision whereby the Company shall reserve shares of common stock for issuance to the note and warrant holder equal to the number of shares required upon conversion of the note and exercise of the warrant; (ii) restrictions on the payment of dividends, distributions, redemption of stock and warrants, and the making of loans; (iii) participation rights in any subsequent securities offering; (iv) indemnification of certain investor parties; and (v) appointment of four members of the Company’s Board of Directors.

Proceeds of this convertible note were tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. After determination of the fair value of the warrants, the Company recognized a beneficial conversion feature of $20,896 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 281.09%, no dividends and a risk free interest rate of 0.66%. The discount related to the warrants for common stock was determined to be $4,104 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense. However, the Company has elected to disclose the amortization of debt discount separately on the consolidated statements of operations. For the period from issuance to December 31, 2010, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $976 and $192, respectively.  Interest expense recorded during the year ended December 31, 2010 amounted to $107.  As of December 31, 2010, the entire $25,000 convertible note is outstanding and is carried at $1,168 net of discounts in the accompanying consolidated balance sheets.

Below is a summary of convertible debt outstanding as of December 31, 2010:

	Amount Due and Discounts at Issuance				Amount Due and Discounts at December 31, 2010
Convertible Security Description	Amount Due	Beneficial Conversion Feature	Warrants	Net Amount	Amount Due	Unamortized Discounts	Net Amount

3% $2.26m Convertible Note	2,260,000	1,884,732	375,268	-	2,260,000	1,793,553	466,447
3% $316k Convertible Note	316,400	263,862	52,538	-	316,400	251,100	65,300
3% $25k Convertible Note	25,000	20,896	4,104	-	25,000	23,832	1,168
	$2,601,400	$2,169,490	$431,910	$-	$2,601,400	$2,068,485	$532,915

Note 12.  Stock-Based Compensation

Common Stock Awards

The Company recognized $247,998 and $258,865, net of estimated forfeitures of $79,948 and $0, of share-based compensation expense during the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2010, the future compensation expense related to awarded, non-vested stock that will be recognized is $131,092, and this amount is expected to be recognized over a weighted average period of 1.39 years.   A summary of the Company’s non-vested stock as of December 31, 2010 is presented below:

			Weighted
			Average Grant-
		Grant Date	Date Fair Value	Unamortized
	Shares	Fair Value	(per share)	Value
Nonvested at December 31, 2009	688,046	$-	$0.55	$380,023
Awarded	3,957,200	221,100	0.06	131,092
Vested	(2,795,246)	-	0.49	(367,352)
Forfeited	(200,000)	-	0.15	(12,671)
Nonvested at December 31, 2010	1,650,000	$221,100	$0.12	$131,092

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

Note 13. Fair Value Measurements

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

Level II: Observable market data, including quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable, such as interest rates and yield curves.

Level III: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The following table presents the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009, for each fair value hierarchy level.

	Put Option Liability
	December 31, 2010	December 31, 2009
Level I	$300,800	$2,592,000
Level II	-	-
Level III	-	-
Total	$300,800	$2,592,000

Note 14. Common and Preferred Stock

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

During the year ended December 30, 2010, the Company issued 1,000,000 shares of common stock valued at $100,000 by the parties as partial settlement of a trade payable.  The Company converted 2% $497,000 convertible notes, including related interest and fees into 10,667,527 shares of common stock, more fully described in Note 11 - Convertible Debt.  Also, during the year ended December 31, 2010, the Board of Directors approved grants of 345,000 shares to Directors for their past service valued at $24,600 more fully described in Note 12 – Stock-Based Compensation.

Effective April 30, 2010, the Company entered into an equity exchange agreement with the non-controlling shareholders of PuntoMio (the PuntoMio Exchange”).  The PuntoMio Exchange provides for the exchange of the entire subsidiary preferred equity interest for Company preferred convertible stock at an exchange of 1:8.  In addition to the PuntoMio Exchange, the Company agreed to redeem 1,090,000 warrants expiring July 1, 2012 for $0.10 per warrant or $109,000.  More information regarding the warrants affected in the PuntoMio Exchange is more fully described in Note15 - Warrants.

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

In August 2010, holders of 10,065,160 shares of the Company’s preferred stock converted their preferred stock into an equivalent number of shares of the Company’s common stock.  As of December 31, 2010, 1,360,000 shares of preferred stock remain outstanding.

In November and December of 2010, the Company obtained subscriptions for the sale of 22,420,000 shares of common stock and warrants to acquire 4,484,000 shares of common stock for net proceeds of $1,008,900, net of offering costs of $95,100 paid in 2010 and $17,000 paid in 2011.  The Company allocated the gross proceeds of $1,121,000 to the common stock and warrants based on their relative fair values.  $791,586 of the gross proceeds were allocated to the common stock, which are included in Subscribed stock on the consolidated balance sheets of the Company’s financial statements.  $329,414 of the gross proceeds were allocated to the warrants and charged to additional paid in capital.  The Company received $1,036,000 of the gross proceeds in 2010.  The Company received $85,000 of the gross proceeds in 2011 which are included in Subscriptions receivable on the consolidated balance sheets of the Company’s financial statements.The Company also agreed to issue 2,242,000 shares of common stock as consideration for offering costs.  These shares were issued subsequent to December 31, 2010.

Note 15. Warrants

In 2009, 1,090,000 warrants were issued as part of the third quarter 2009 private placement with an exercise price of $0.10 per share and an expiration date of July 1, 2012.  These warrants were redeemed on April 30, 2010 for $109,000.

Falcon Consulting and others earned 2,653,195 warrants with an exercise price of $0.50 as fees for 2008 private placement and bridge loans.  These warrants were valued at $188,144 and have an expiration date of March 11, 2011.  During 2009, 456,029 of these warrants were cancelled and in exchange for the issuance of 100,000 common shares.  December 31, 2010 and 2009, 2,197,166 warrants payable to Falcon Consulting remain outstanding.

In May 2010, warrants were issued as part of the 3% $2.26m Convertible Note agreements. The note agreements provide for the issuance of detachable warrants to purchase an equivalent to 20% of the shares issuable upon conversion of the notes, or 9,040,000 shares of common stock, with an exercise price of $0.15 per share and expiring on May 19, 2013.  In addition, a broker fee resulted from the issuance of the 3% $2.26m convertible note amounting to 14% of the principal of the notes, or $316,400, and the Company entered into convertible note and warrant agreements for this obligation.  In May 2010, warrants to acquire 1,265,600 shares of common stock were issued as part of the 3% $316k Convertible Note issuance with a strike price of $0.15 per share and expiring on May 19, 2013.    These warrants contain anti-dilution provisions and a cashless exercise feature.  As of December 31, 2010, 10,305,600 warrants to purchase an equivalent number of common shares related to the 3% $2.26m Convertible Note and broker fee remain outstanding. These warrants were recorded and valued in conjunction with their respective issuance of convertible notes – See Note 11 – Convertible Debt.

During March and April 2010, warrants were issued as part of the 2% $402,000 and 2% $95,000 Convertible Note agreements. The note agreements provide for the issuance of detachable warrants equivalent to 20% of the principal of the notes with a strike price of $0.05 per share and expiring March 15, 2011.  As of December 31, 2010, 1,988,000 warrants to purchase 1,988,000 common shares at $0.05 per share are outstanding.  These warrants were recorded and valued in conjunction with the issuance of the convertible notes – See Note 11 – Convertible Debt.

In November 2010, warrants were issued as part of the 3% $25k Convertible Note agreements. The note agreements provide for the issuance of detachable warrants equivalent to 20% of the shares issuable upon conversion of the notes, or 100,000 warrants, with an exercise price of $0.15 per share and expiring on November 9, 2013.  These warrants contain anti-dilution provisions and a cashless exercise feature.  As of December 31, 2010, 100,000 warrants to purchase an equivalent number of common shares related to the 3% $25k Convertible Note remain outstanding. These warrants were recorded and valued in conjunction with their respective issuance of convertible notes – See Note 11 – Convertible Debt.

In connection with the sale of 22,420,000 shares of common stock in November and December of 2010, the Company agreed to issue warrants to acquire 4,484,000 shares of common stock for an exercise price of $0.15 per share expiring on November 15, 2012.  See Note 14 – Common and Preferred Stock.

A summary of all warrants outstanding at December 31, 2010 and 2009 and changes to warrants issued during the years then ended, are as follows:

	Warrants	Exercise Price ($)	Proceeds Upon Exercise or Redemption	Expiration Dates
Outstanding at December 31, 2008	2,197,166	0.50	$1,098,583	March 11, 2011
Awarded	1,090,000	0.10	109,000	July 1, 2012
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2009	3,287,166	0.37	1,207,583
Awarded	1,608,000	0.05	80,400	March 15, 2011
Awarded	380,000	0.05	19,000	March 15, 2011
Awarded	9,040,000	0.15	1,356,000	May 19, 2013
Awarded	1,265,600	0.15	189,840	May 19, 2013
Awarded	100,000	0.15	15,000	November 9, 2013
Awarded	4,484,000	0.15	672,600	November 15, 2012
Exercised	-	-	-
Redeemed	(1,090,000)	(0.10)	(109,000)	July 1, 2012
Forfeited	-	-	-
Outstanding at December 31, 2010	19,074,766		$3,431,423

Note 16. Income Taxes

The actual income tax expense for 2010 and 2009 differs from the statutory tax expense for the year (computed by applying the U.S. federal corporate tax rate of 34% to income before provision for income taxes) as follows:

	2010	Effective Tax Rate	2009	Effective Tax Rate

Federal taxes at statutory rate	$(1,354,131)	34.00%	$(1,475,314)	34.00%
State income taxes, net of federal tax benefit	(131,239)	3.30	(132,630)	3.18
Other permanent differences	124,899	(3.14)	233,047	(4.16)
Prior year true up	209,393	(5.26)	-	-
Change in valuation allowance	1,151,078	(28.90)	1,374,897	(33.02)

Total	$-	-%	$-	-%

The Company’s deferred tax assets are as follows:

	2010	2009

Deferred tax assets:
Depreciation and other	$154,447	$151,958
Allowance for doubtful accounts	18,697	16,389
Net operating loss carryover	8,339,168	7,192,888

	8,512,312	7,361,235
Less: Valuation allowance	(8,512,312)	(7,361,235)

Net deferred tax asset	$-	$-

As of December 31, 2010, the Company has available approximately $22,160,000 of operating loss carryforwards before applying the provision of IRC Section 382, which may be used in the future filings of the Company’s tax returns to offset future taxable income for United States income tax purposes. Net operating losses expire beginning in the year 2022. As of December 31, 2010 and 2009, the Company has determined that due to the uncertainty regarding profitability in the near future, a 100% valuation allowance is needed with regards to the deferred tax assets. Changes in the estimated tax benefit that will be realized from the tax loss carryforwards and other temporary differences will be recognized in the financial statement in the years in which those changes occur.

Under the provisions of the Internal Revenue Code Section 382, an ownership change is deemed to have occurred if the percentage of stock owned by one or more 5-percent shareholders has increased, in the aggregate, by more than 50 percentage points over the lowest percentage of stock owned by said shareholders at any time during a three year testing period. Once an ownership change is deemed to have occurred under Section 382, a limitation on the annual utilization of net operating loss (NOL) carryforwards is imposed and therefore, a portion of the tax loss carryforwards would be subject to the limitation under Section 382. SkyPostal Networks, Inc. acquisition of SkyPostal, Inc. on April 15, 2008 (see Note 1) and various other equity transactions resulted in an ownership change pursuant to Section 382.  The utilization of the $11,946,000 net operating loss as of April 15, 2008 is limited under IRC Section 382.

Carryback option was relinquished since the Company did not have prior year income and to preserve the right to carry forward net operating losses going forward.

The U.S. Federal jurisdiction and Florida are the major tax jurisdictions where the company files income tax returns. The Company does not anticipate U.S. Federal or State examinations by tax authorities for years before 2007.

Note 17. Commitments and Contingencies

In July 2009, the Company consolidated and renegotiated the two Miami leases for SkyPostal Networks, Inc. and PuntoMio into one Miami facility. The new lease is a non-cancellable operating lease that expires on June 2015. Rent expense under the new lease was $125,878 and $47,253, for the years ended December 31, 2010 and 2009, respectively.

Rental expense under the previous leases terminated without penalty in June 2009 was $134,252 for the year ended December 31, 2009.

The future minimum rental payments under these leases for the five years subsequent to December 31, 2010 are as follows:

2011	$52,830
2012	61,164
2013	69,492
2014	77,820
2015	40,992
Total	$302,298

Litigation

The Company may become a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of Management, there were no matters that would have a material adverse effect on the Company’s consolidated financial statements taken as whole as of December 31, 2010 and December 31, 2009