Form 10-Q
period 2011-03-31
SkyShop Logistics, Inc.
filed 2011-05-13
CIK 1354027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 6, 2011 there were 121,916,223 shares of the issuer’s $0.001 par value Common Stock outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS

SKYSHOP LOGISTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$537,575	$917,570
Accounts receivable, net	587,082	826,670
Prepaid expenses and other	142,260	144,208
TOTAL CURRENT ASSETS	1,266,917	1,888,448

DUE FROM STOCKHOLDER	5,508	2,708
PROPERTY AND EQUIPMENT, net	137,388	119,697
INTANGIBLE ASSETS, net	457,169	489,392
OTHER ASSETS, net	279,805	290,492
TOTAL ASSETS	$2,146,787	$2,790,737

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,225,931	$1,139,523
Accrued liabilities	727,653	735,558
Current portion of amount due on non-compete agreements	373,114	370,740
Customer deposits	1,469	1,469
Current portion of put option payable	278,400	278,400
TOTAL CURRENT LIABILITIES	2,606,567	2,525,690

CONVERTIBLE DEBT, NET	746,690	532,915
NON-COMPETE AGREEMENTS, less current portion	35,000	52,500
EXCESS OF VALUE OF PUT OPTIONS OVER THE ESTIMATED
FAIR VALUE OF SHARES, less current portion	28,800	22,400
TOTAL LIABILITIES	3,417,057	3,133,505

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Convertible preferred stock, $.001 par value, 50,000,000 authorized,
1,360,000 issued and outstanding at March 31, 2011 and December 31, 2010	1,360	1,360
Common stock, $.001 par value, 350,000,000 authorized, 117,503,179 and 95,083,179 shares issued and 117,183,179 and 94,763,179 shares outstanding
at March 31, 2011 and December 31, 2010, respectively	117,504	95,084
Subscribed stock	87,400	791,586
Subscriptions receivable	(6,400)	(85,000)
Additional paid-in capital	28,286,527	27,503,528
Accumulated deficit	(29,446,642)	(28,355,320)
Treasury stock, at cost (320,000 shares at March 31, 2011 and December 31, 2010)	(320,000)	(320,000)
Accumulated comprehensive income	13,942	14,001
Non-controlling interest	(3,961)	11,993
TOTAL STOCKHOLDERS' DEFICIT	(1,270,270)	(342,768)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,146,787	$2,790,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

NET REVENUES	$1,640,325	$1,502,993

OPERATING EXPENSES:
Cost of delivery	1,406,130	1,347,196
General and administrative	1,030,105	852,479
Stock based compensation	30,833	39,448
TOTAL OPERATING EXPENSES	2,467,068	2,239,123

OPERATING LOSS	(826,743)	(736,130)

OTHER EXPENSES (INCOME):
Interest	19,243	-
Amortization of discounts	213,775	3,000
Changes in excess value of put option
over the estimated fair value of shares	6,400	86,400
Other expense (income)	41,090	(25,008)
TOTAL OTHER EXPENSES	280,508	64,392

NET LOSS	(1,107,251)	(800,522)

Net loss attributable to the non-controlling
interest	(15,929)	(79,064)

Net loss attributable to the controlling interest and common
stockholders	$(1,091,322)	$(721,458)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	108,464,290	65,412,473

NET LOSS PER SHARE ATTRIBUTABLE TO
COMMON STOCKHOLDERS
Basic and Diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In	Subscribed	Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stock	Receivable

BALANCES AT DECEMBER
31, 2010	1,360,000	$1,360	94,763,179	$95,084	$27,503,528	$791,586	$(85,000)
Components of comprehensive loss:
Net loss	-	-	-	-	-	-	-
Foreign currency translation
adjustment	-	-	-	-	-	-	-
Total comprehensive loss	-	-	-	-	-	-	-

Issuance of subscribed stock	-	-	22,420,000	22,420	752,166	(791,586)	-
Receipt of proceeds from subscriptions receivable	-	-	-	-		-	85,000
Stock compensation expense	-	-	-	-	30,833	-	-
Exercies of common stock warrants	-	-	-	-	-	87,400	(6,400)

BALANCES AT
MARCH 31, 2011	1,360,000	$1,360	117,183,179	$117,504	$28,286,527	$87,400	$(6,400)

							(Continued)

	Accumulated	Treasury	Non- Controlling	Accumulated Comprehensive	Total Stockholders'
	Deficit	Stock	Interest	Income	Deficit

BALANCES AT DECEMBER
31, 2010	$(28,355,320)	$(320,000)	$11,993	$14,001	$(342,768)
Components of comprehensive loss:
Net loss	(1,091,322)	-	(15,929)	-	(1,107,251)
Foreign currency translation
adjustment	-	-	(25)	(59)	(84)
Total comprehensive loss	-	-	-	-	(1,107,335)

Issuance of subscribed stock	-	-	-	-	(17,000)
Receipt of proceeds from subscriptions receivable	-	-	-	-	85,000
Stock compensation expense		`			30,833
Exercies of common stock warrants	-	-	-	-	81,000

BALANCES AT
MARCH 31, 2011	$(29,446,642)	$(320,000)	$(3,961)	$13,942	$(1,270,270)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,107,251)	$(800,522)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Amortization of debt discounts	213,775	3,000
Amortization of financing fees	21,687	-
Depreciation and amortization	50,583	47,726
Bad debt expense	-	7,761
Stock compensation expense	30,833	39,448
Revaluation of put option liability	6,400	86,400
Changes in assets and liabilities
Decrease in accounts receivable	239,588	269,337
Increase in prepaid expense and other assets	(9,052)	(68,215)
Decrease in intangible assets	-	13,558
Increase in accounts payable and accrued liabilities	78,503	20,777
Increase in customer deposits	-	471
Net cash used in operating activities	(474,934)	(380,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to stockholders	(2,800)	(15,608)
Payment of trademark costs	(935)	-
Capital expenditures	(35,116)	(2,925)
Net cash used in investing activities	(38,851)	(18,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of subscribed stock, net of offering costs	68,000	-
Proceeds from exercise of warrants	81,000	-
Payments of amounts due for non-compete agreements	(15,126)	(8,005)
Proceeds from issuance of convertible notes payable, net of offering costs	-	499,000
Net cash provided by financing activities	133,874	490,995

Effect of exchange rate changes	(84)	26,167

Net (decrease) increase in cash	(379,995)	118,370
Cash, beginning of period	917,570	36,513
Cash, end of period	$537,575	$154,883

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Reduction of noncompete payable in exchange for payment of administrative costs	$-	$2,759
Discount recorded for 2% convertible notes	$-	$225,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC.
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2011
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

On April 15, 2008, Omega United, Inc. (“Omega”) entered into and closed an agreement concerning the exchange of securities between Omega and SkyPostal, Inc. and its security holders of (the “Securities Exchange”). Pursuant to the Securities Exchange, Omega issued 29,000,000 shares of common stock for all of the issued and outstanding common stock of SkyPostal, Inc. On July 25, 2008, Omega changed its name to SkyPostal Networks, Inc. (together with its subsidiaries, the “Company”).

In June 2008, the Company established a subsidiary, SkyShop Logistics of Florida, Inc. doing business as “PuntoMio”, to offer a new service.  PuntoMio co-markets with banks and others to facilitate cross border online shopping, customs clearance and delivery. The PuntoMio.com website was successfully launched in October 2008.

On February 27, 2009, the Company acquired seventy percent of the common stock of Logistics Enterprises, Ltda (“LEL”), a Colombian company also engaged in wholesale mail distribution and related activities.  The acquisition provided the Company with a hub in the customs Free Zone in Bogota, Colombia, which allows the Company to consolidate greater tonnage at better line haul rates. The hub also allows the Company to provide shorter delivery times in Latin America and to reduce certain mail sorting expenses related to handling in Miami, Florida. The acquisition was accounted for using the acquisition method and the operating results of LEL are included in the consolidated financial statements beginning March 1, 2009.

On July 16, 2010, the Company changed its name to SkyShop Logistics, Inc. to better describe the repositioning of its primary operations to that of an international e-commerce service company.  SkyShop Logistics of Florida, Inc., the Company’s subsidiary, through its trademarked name “PuntoMio”, is engaged in cross border shopping facilitation by providing services to non-U.S. based shoppers accessing U.S. online merchant sites.  The service provides a U.S. address and calculates the “landed cost” including the cost of shipping, customs and delivery for the buyer prior to the purchase.  Online merchants wishing to sell to international buyers can eliminate the risks associated with foreign sales by utilizing the Company’s Global e-Cart solutions and delivering the purchase to a U.S. address. The Company’s subsidiary, SkyPostal, Inc., provides international, bar-coded, low cost distribution of catalogs, books and publications below United States Postal Service (“USPS”) costs with track and trace visibility.  The Company relies on its own proprietary integrated delivery network consisting of commercial and cargo airlines, customs brokers, local private postal services and delivery companies linked by its PosTrac mail and parcel tracking system.

The unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2011, and the results of its operations and cash flows for the three months ended March 31, 2011 and 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

Note 2. Liquidity, Financial Condition and Management Plans

Liquidity and Financial Condition

As shown in the accompanying condensed consolidated financial statements, the Company incurred an operating loss of $826,743 in the three months ended March 31, 2011, has total stockholders’ deficit of $1,270,270 as of March 31, 2011, and cash flow from operations has been negative for each of the last 21 quarters through March 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern, which was the opinion included in the report of the Company’s independent registered public accounting firm in the consolidated financial statements for the year ended December 31, 2010. The consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

As of March 31, 2011, the Company had convertible debt outstanding with an aggregate principal balance of $2,601,400, amounts due related to non-compete agreements of $408,114 and a potential put liability of $307,200.  The convertible notes are more fully described in Note 9 - Convertible Debt, the non-compete is described more fully in Note 8 - Non-Compete Agreements and the put option agreement is described more fully in Note 7- Put Option Payable. The Company believes that because the shareholders have a financial ownership interest in the Company and because the Company has an economically important arms length working relationship, the shareholders would not enforce their rights to demand collection of their notes nor pursue litigation under the non-compete agreement and put option agreement at this time because their interests are aligned with the success of the Company.

During the three months ended March 31, 2011, holders of warrants to purchase 1,748,000 shares of common stock for an exercise price of $0.05 per share exercised the warrants for proceeds of $87,400.  During the three months ended March 31, 2011, the Company received $81,000 of the proceeds.  The remaining $6,400 of the proceeds were received during April 2011 and are presented as subscriptions receivable on the accompanying condensed consolidated balance sheets as of March 31, 2011.  Since the common stock underlying the warrants was not issued until April 2011, the total proceeds from the exercise of the warrants of $87,400 are presented as subscribed stock on the accompanying condensed consolidated balance sheets as of March 31, 2011.

The Company is exploring other alternatives for financing and raising additional equity in the capital markets, which is essential for the Company to continue to meet its ongoing working capital needs.  While there can be no assurances that these efforts will be successful, the Company feels it will be able to meet its working capital requirements with funds raised from its existing investors.

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

Cash

Cash primarily consists of demand deposits in interest and non-interest bearing accounts. The carrying amount of these deposits approximates their fair value. The Company’s balances maintained may, at times, exceed available depository insurance limits. As of March 31, 2011, the Company had deposits of $24,114 in excess of available depository insurance limits.

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

Based on management’s analysis no long-lived assets were impaired during the three months ended March 31, 2011.

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

Fair Value Measurements

The Company has determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. See Note 11. Fair Value Measurements.

Revenue Recognition and Cost of Delivery

Revenue is recognized upon delivery of a letter or a package in accordance with ASC 605-20, Revenue and Expense Recognition for Freight Service in Process.  This method generally results in recognition of revenues and purchased transportation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. The company's method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.  Cost of Delivery is comprised of postage, export line haul costs, clearance costs, and hand delivery costs.

Foreign Currency and Translation Policy

The financial statements of our foreign operation, LEL, are stated in a foreign currency, referred to as the functional currency. Under generally accepted accounting principles in the United States of America, functional currency assets and liabilities are translated into the reporting currency, U.S. Dollars, using period end rates of exchange while revenues and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income or loss.  The Company recognized a net foreign currency loss of $578 and net foreign currency gain of $48,580 during the three months ended March 31, 2011 and 2010, respectively.  Such amounts are included in Other on the accompanying condensed consolidated statements of operations.

Stock Based Compensation Plan

The Company accounts for stock based compensation according to ASC No. 505-50, Equity-Based Payments to Non-Employees, and ASC No. 718, Compensation-Stock Compensation. Stock-based compensation for awards granted prior to, but not yet vested, as of January 1, 2006 is recorded as if the fair value method required for pro forma disclosure under previous accounting standards were in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Lattice option pricing model prior to April 2008 and the Black-Scholes option pricing model thereafter. For these awards, we have recognized compensation expense using a straight-line amortization method (prorated). ASC No. 718 requires that stock-based compensation expense be based on awards that are ultimately expected to vest, after considering estimated forfeitures.

The Company has a stockholder approved plan for stock based compensation. At March 31, 2011, 554,754 shares of common stock are available for employee and director compensation. There were no grants of stock issued during the three months ended March 31, 2011.

Loss Per Share

Basic loss per share is presented on the face of the consolidated statements of operations. Basic earnings or loss per share “EPS” is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during each period. Basic net loss per share is computed using the weighted average number of shares outstanding during the period. Due to the Company’s losses from continuing operations, dilutive potential common shares in the form of convertible notes, warrants and any shares issuable under the five million stock compensation plan were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.  Potentially dilutive common shares as of March 31,2011 were as follows:

Warrants	14,889,600
Convertible Debt	52,028,000
Total	66,917,600

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

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

New Accounting Pronouncements

In January 2010, the FASB issued an accounting standard update on fair value measurements and disclosures. The update requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update did not have an effect on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued an accounting standard update that clarifies that the decrease-in-ownership provisions of the consolidation guidance of the Codification apply to: (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transfered to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). The update also clarifies that the decrease in ownership guidance on accounting for decreases in ownership of a subsidiary does not apply if the transaction is a sale of in-substance real estate or conveyance of oil and properties. This update is effective for interim and annual periods ending on or after December 15, 2009 with retrospective application required for the first period of adoption of the consolidation guidance in the Codification. The Company adopted the amendment upon issuance with no material impact to its financial position or results of operations.

Note 4. Accounts Receivable and Concentration of Credit Risk

In the normal course of business, the Company incurs credit risk from accounts receivable by extending credit on a non-collateralized basis primarily to U.S. and non-U.S. based customers. The Company performs periodic credit evaluations of its customers’ financial condition as part of its decision to extend credit. The Company maintains an allowance for potential credit losses based on historical experience and other information available to Management. Accounts receivable, net, consisted of the following at March 31, 2011 and December 31, 2010,

	March 31, 2011	December 31, 2010

Accounts Receivable	$636,767	$ 876,355
Less: Allowance for doubtful accounts	(49,685)	(49,685)
Accounts Receivable, net	$587,082	$ 826,670

During the three months ended March 31, 2010, approximately 28.5% of the Company’s revenues were generated from two customers. During the three months ended March 31, 2011 and 2010, approximately, 20.9% and 23.5%, respectively, of the Company’s cost of sales was purchased from one and two vendors, respectively.

Note 5. Property and Equipment, net

Property and equipment, net, consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Office and computer equipment	$177,158	$171,805
Computer software	276,124	246,361
Furniture and fixtures	47,598	47,598
Warehouse equipment	73,378	73,378
Leasehold improvements	1,755	1,755
	576,013	540,897
Less: Accumulated Depreciation	(438,625)	(421,200)
Property and equipment, net	$137,388	$119,697

Depreciation expense for the three months ended March 31, 2011 and 2010 was $17,425 and $6,389, respectively.

Note 6. Intangible Assets, net

Intangible assets as of March 31, 2011 and December 31, 2010 are shown below:

	March 31, 2011	December 31, 2010	Life (yrs)

Trademarks	$107,707	$106,772	Indefinite
Customer List-LEL	81,020	81,020	Three
Non-Compete-LEL	100,000	100,000	Three
Non-Compete-Shareholder	595,959	595,959	Seven
Subtotal	884,686	883,751
Less: Accumulated Amortization	(427,517)	(394,359)
Intangible Assets, net	$457,169	$489,392

Amortization expense for the three months ended March 31, 2011 and 2010 was $33,158 and $41,337, respectively.

The Company has various registered trademarks in North America, Europe, Middle East and Latin America under which the Company trades depending on the market and co-marketing partner. The carrying value of the trademarks represents legal and other costs related to development and registration of the Company’s trademarks. Additional expenditures of $935, related to trademarks, were incurred and capitalized during the three months ended March 31, 2011. This investment is considered to have an indefinite life and as such is not amortized.

On February 27, 2009, the Company acquired 70 percent of the outstanding common stock of LEL. The purchase price was allocated to the tangible assets acquired and the liabilities assumed based on their respective fair values and any excess was allocated to the fair value of identifiable intangible assets, identified as LEL’s customer list, amounting to $81,020. The Company also entered into a non-compete agreement, with a shareholder of LEL, which includes payments totaling $100,000, comprised of 25 payments of $4,000 payable on a monthly basis. The customer list and non-compete agreement were recorded as intangible assets and are being amortized on a straight line basis over three years. The Customer List-LEL, net and the Non-Compete-LEL, net amounted to $26,996, and $33,328, respectively as of March 31, 2011.

Simultaneously with the Put Option Agreement, see Note 7 — Put Option Payable, entered into on April 1, 2007, the Company also entered into a non-compete agreement with a shareholder. Under the shareholder non-compete agreement the shareholder was to receive quarterly payments totaling $735,000 starting April 1, 2008 ending January 1, 2013. The non-compete agreement was recorded as an intangible asset on the balance sheet with an offsetting liability to recognize the cumulative future payments. The non-compete is amortized on a straight line basis over the term of the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. . During the year ended December 31, 2010, the Company determined that the carrying value of the non-compete exceeded its fair value and recorded an impairment charge of $139,041.  At March 31, 2011, the net balance of the non-compete agreement amounted to $289,138.

Note 7. Put Option Payable

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

On April 21, 2010, as a condition for entering into the 3% $2.26m Convertible Note (see Note 9. – Convertible Debt), the shareholder agreed to a change of terms within the Shareholder Put Option Agreement.  The shareholder agreed to not exercise the Put Option until the closing price for the Company’s common stock on the principal market on which such common stock trades is greater than $1.00 (subject to adjustment for stock splits, stock dividends and similar events) for 60 consecutive days.  Except for this change, the Shareholder Put Option Agreement will remain in full force and effect in accordance with its respective terms.  From April 2007 to April 2010, the shareholder has put 640,000 shares to the Company at an exercise price of $1.00 per share and the Company has made payments totaling $320,000 to the shareholder.  As of April 21, 2010 immediately before the change in terms, there were 320,000 shares to be redeemed, and 2,560,000 shares remaining that may be put to the Company for purchase and redemption under the Put Option.  As a result of the change in terms, which restrict the shareholder’s right to exercise the Put Option, the Company determined that the put rights requiring the Company’s purchase and redemption of 2,560,000 shares were no longer required to be reflected at fair value on the Company’s consolidated balance sheets.  On April 21, 2010, the Company reclassified the liability related to the 2,560,000 shares valued at $2,355,200 based on the closing trading price of the Company’s common shares, to additional paid in capital.  The Company continues to be contingently liable for the remaining 2,560,000 shares under the Put Option.  Should the Company’s trading price remain above $1.00 per common share for 60 consecutive days reinstituting the Put Option rights, then fall below $1.00 per share, a liability would be recognized and charged to earnings in the period.  A summary of the Put Option for the years ended March 31, 2011 and December 31, 2010 is as follows:

	December 31, 2010		March 31, 2011		Change in
	Shares	Value	Shares	Value	Fair Value

Put Option exercised and unpaid	320,000	$300,800	320,000	$307,200	$6,400

For the three months ended March 31, 2011 and 2010, the Company recognized losses in its operating results from adjustments to the fair value of the Put Option in the amount of $6,400 and $86,400, respectively.  The fair value adjustment for the three months ended March 31, 2011 was the result of a decrease in the trading price of our common stock from $0.06 per share on December 31, 2010 to $0.04 per share on March 31, 2011.  The fair value adjustment for the three months ended March 31, 2010 was the result of a decrease in the trading price of our common stock from $0.10 per share on December 31, 2009 to $0.07 per share on March 31, 2010.

Note 8. Non-Compete Agreements

Simultaneously with the Shareholder Put Option Agreement, the Company also entered into a non-compete agreement (the “Shareholder Non-Compete Agreement”) whereby the shareholder was to receive quarterly payments totaling $735,000 beginning April 1, 2008 and ending on January 1, 2013 pursuant to a schedule in the agreement. The Shareholder Non-Compete Agreement was recorded as an intangible asset on the consolidated balance sheets with an offsetting liability to recognize the cumulative future payments.  The agreed-upon value of the non-compete is being amortized on a straight line basis over the term of the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. See Note 6 - Intangible Assets.

On April 21, 2010, as a condition of entering into the 3% $2.26m Convertible Note (see Note 9. – Convertible Debt), the shareholder agreed to a change of terms within the Shareholder Non-Compete Agreement.  The shareholder agreed to waive any payments under the Non-Compete Agreement until the Company achieves positive annualized net positive cash flow from operations (determined in accordance with U.S. GAAP after deducting capital expenditures) of at least $750,000 for three consecutive fiscal quarters.  Except for this change, the Shareholder Non-Compete Agreement will remain in full force and effect in accordance with its terms.  The Company remains liable for the obligation.

At the request of the shareholder, the Company made payments on behalf of the shareholder of $9,483 during the three months ended March 31, 2011, reducing amounts owed under the Shareholder Non-Compete Agreement.

At March 31, 2011, amounts due on the liability related to the Shareholder Non-Compete Agreement are as follows:

Payment Schedule for Twelve Months Ending March 31,	Amount
2012	$342,457
2013	35,000
Total	$377,457

In addition, at March 31, 2011, the Company’s current liability related to non-compete agreements included $30,657 payable to a minority shareholder of LEL. During the three months ended March 31, 2011, the Company made payments of $5,643 to the minority shareholder of LEL.

Note 9.  Convertible Debt

As of March 31, 2011, the Company has the following convertible notes outstanding.

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

Proceeds of this convertible note were tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. After determination of the fair value of the warrants, the Company recognized a beneficial conversion feature of $1,884,732 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 334.888%, no dividends and a risk free interest rate of 1.59%. The discount related to the warrants for common stock was determined to be $375,268 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense. However, the Company has elected to disclose the amortization of debt discount separately on the consolidated statements of operations. For the three months ended March 31, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $154,910 and $30,844, respectively.  Interest expense recorded during the three months ended March 31, 2011 amounted to $16,717.  As of March 31, 2011, the entire $2,260,000 convertible note is outstanding and is carried at $652,201 net of discounts in the accompanying consolidated balance sheets.

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

The Company tested the $316,400 convertible note for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. The Company recognized a beneficial conversion feature of $263,862 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 334.888%, no dividends and a risk free interest rate of 1.59%. The discount related to the warrants for common stock was determined to be $52,538 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense.  However, the Company has elected to disclose the amortization of debt discount separately on the consolidated statements of operations. For the three months ended March 31, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $21,687 and $4,317, respectively.  Interest expense recorded during the three months ended March 31, 2011 amounted to $2,340.  As of March 31, 2011, the entire $316,400 convertible note is outstanding and is carried at $91,304 net of discounts in the accompanying consolidated balance sheets.

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

●	The note agreement contains a registration rights agreement whereby the holders may at any time demand registration of the underlying common stock under the Securities Act.

●	The convertible note is secured by a lien on substantially all of the Company’s and PuntoMio’s assets and a guarantee by PuntoMio.

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

Proceeds of this convertible note were tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. After determination of the fair value of the warrants, the Company recognized a beneficial conversion feature of $20,896 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 281.09%, no dividends and a risk free interest rate of 0.66%. The discount related to the warrants for common stock was determined to be $4,104 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense. However, the Company has elected to disclose the amortization of debt discount separately on the consolidated statements of operations. For the three months ended March 31, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $1,686 and $331, respectively.  Interest expense recorded during the three months ended March 31, 2011 amounted to $186.  As of March 31, 2011, the entire $25,000 convertible note is outstanding and is carried at $3,185 net of discounts in the accompanying consolidated balance sheets.

Below is a summary of convertible debt outstanding as of March 31, 2011:

	Amount Due and Discounts at Issuance				Amount Due and Discounts at March 31, 2011
Convertible Security Description	Amount Due	Beneficial Conversion Feature	Warrants	Net Amount	Amount Due	Unamortized Discounts	Net Amount

3% $2.26m Convertible Note	$2,260,000	$1,884,732	$375,268	$-	$2,260,000	$1,607,799	$652,201
3% $316k Convertible Note	316,400	263,862	52,538	-	316,400	225,096	91,304
3% $25k Convertible Note	25,000	20,896	4,104	-	25,000	21,815	3,185
	$2,601,400	$2,169,490	$431,910	$-	$2,601,400	$1,854,710	$746,690

Note 10. Stock-Based Compensation

Common Stock Awards

As of March 31, 2011, the future compensation expense related to awarded, non-vested stock that will be recognized is $100,258 and is expected to be recognized over a weighted average period of 1.14 years.

The Company recognized $30,833 and $39,448 of share-based compensation expense during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there were 1,650,000 shares of non-vested common stock outstanding.  There were no stock awards issued, forfeited or vested during the three months ended March 31, 2011.

Note 11. Fair Value Measurements

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

The following table presents the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, for each fair value hierarchy level.

	Put Option Liability
	March 31, 2011	December 31, 2010
Level I	$307,200	$300,800
Level II	-	-
Level III	-	-
Total	$307,200	$300,800

Note 12. Warrants

During the three months ended March 31, 2011, warrants to purchase 1,748,000 shares of common stock for an exercise price of $0.05 per share were exercised for proceeds of $87,400, $81,000 of which was received in March 2011 and $6,400 of which was received in April 2011.  Warrants to purchase 240,000 shares of common stock expired unexercised in March 2011.

	Warrants	Exercise Price	Proceeds Upon Exercise
Outstanding at December 31, 2010	19,074,766	$0.37	$3,431,423
Awarded	-	-	-
Exercised	(1,748,000)	0.05	87,400
Expired	(2,437,166)	0.46	(1,110,583)
Outstanding at March 31, 2011	14,889,600	$0.15	$2,233,440

Note 13. Commitments and Contingencies

In July 2009, the Company consolidated and renegotiated the two Miami leases for SkyPostal Networks, Inc. and PuntoMio into one Miami facility. The new lease is a non-cancellable operating lease that expires on June 2016. Rent expense under the new lease was $32,602 and $27,118, for the three months ended ended March 31, 2011 and 2010, respectively.

The future minimum rental payments under these leases for the five years subsequent to March 31, 2011 are as follows:

2012	$54,912
2013	63,244
2014	71,576
2015	79,909
2016	20,498
Total	$290,138

Litigation

The Company may become a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, there were no matters that would have a material adverse effect on the Company’s consolidated financial statements taken as whole as of March 31, 2011.

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

The Company operates facilities in Miami, Florida and Bogota, Colombia for the sorting and consolidating of mail for shipment to specific countries in Latin America. The facilities in Bogota, in particular, provide the Company with certain competitive advantages with respect to faster delivery times to Latin America and also lower sorting and handling costs than in the U.S.  Management believes that faster delivery times provide a meaningful differential advantage with respect to the decision making of customers. The Company outsources its mail sorting facilities in Philadelphia and in London, which processes mail originating in Europe and bound for Latin America.

In October 2008, the Company established PuntoMio, a subsidiary, to begin offering a service that enables non-U.S. resident internet shoppers to use PuntoMio as their mailing address for U.S. e-commerce websites. PuntoMio is a shopping facilitator for foreign online buyers which provides a U.S. address to use when making online purchases. This facilitates shopping on U.S. online merchant sites, wherein many e-tailers do not accept orders from foreign buyers. The PuntoMio service assists the buyers in finding products, price comparison, use of the U.S. address, transportation and customs clearance and delivery to the buyer’s home. It is a less costly alternative to the express carriers and more efficient than the international parcel post service offered by the world’s national postal services, since it provides a secured, online visibility of the parcel until delivery has taken place.

The Company will require additional capital to continue operations during the second quarter.  There can be no assurance of the Company’s ability to raise additional capital through the issuance of debt or equity securities.

Results of Operations for the Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010.

The following table sets forth, for the periods indicated, statements of operations information from our unaudited condensed consolidated statements of operations with changes from the same three month period in 2010.

			Increase (Decrease)
	2011	2010	Amount	Percent

NET REVENUES	$1,640,325	$1,502,993	$137,332	9.1%

OPERATING EXPENSES:
Cost of delivery	1,406,130	1,347,196	58,934	4.4%
General and administrative	1,030,105	852,479	177,626	20.8%
Stock based compensation	30,833	39,448	(8,615)	(21.8%)
TOTAL OPERATING EXPENSES	2,467,068	2,239,123	227,945	10.2%

OPERATING LOSS	(826,743)	(736,130)	(90,613)	12.3%

OTHER EXPENSES (INCOME):
Interest	19,243	-	19,243
Amortization of discounts	213,775	3,000	210,775	7,025.8%
Changes in excess value of put option
over the estimated fair value of shares	6,400	86,400	(80,000)	(92.6%)
Other (income) expense	41,090	(25,008)	66,098	(264.3%)
TOTAL OTHER EXPENSES	280,508	64,392	216,116	335.6%

NET LOSS	(1,107,251)	(800,522)	(306,729)	38.3%

Net loss attributable to the non-controlling
interest	(15,929)	(79,064)	63,135	(79.9%)
			-
Net loss attributable to the controlling interest and common
stockholders	$(1,091,322)	$(721,458)	$(369,864)	51.3%

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	108,464,290	65,412,473	43,051,817	65.8%

NET LOSS PER SHARE ATTRIBUTABLE TO
COMMON STOCKHOLDERS
Basic and Diluted	$(0.01)	$(0.01)	$0.00

Revenue

The Company’s revenues increased by approximately $137,000 or 9.1%, from $1,503,000 for the three months ended March 31, 2010 to $1,640,000 for the three months ended March 31, 2011.   Tonnage in the three months ended March 31, 2011 decreased by 18.1% compared to the three months ended March 31, 2010; however, our e-commerce business has continued to grow, resulting in the overall increase in revenue.  The decrease in tonnage is primarily due to the ongoing migration of mail to electronic alternatives that continues to erode the mail business. Revenue per kilo for our mail business increased slightly by 0.4% to $4.65 per ton for the three months ended March 31, 2011.

 Management believes that overall industry mail tonnage will continue to decrease while parcel volumes from the U.S. and Europe into Latin America will increase due to general demand increase for U.S. products. In addition, higher margin business originating in Latin America and Caribbean continues to increase as the Company continues to build on new retail customers in the region.  Foreign revenues increased as a percentage of sales to 66.1% during the three months ended March 31, 2011 compared to 32.4% for the three months ended March 31, 2010, which has contributed to an increase in gross margin to 14.3% for the three months ended March 31, 2011 compared to 10.4% for the three months ended March 31, 2010.

The following schedule highlights the Company’s U.S. and foreign sourced revenue for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,				Change
Region	2011	Percent of Total	2010	Percent of Total	Amount	Percent

U.S.	$556,530	33.9%	$1,016,151	67.6%	(459,621)	(45.2)%
Foreign	1,083,795	66.1%	486,842	32.4%	596,953	122.6%
Total	$1,640,325		$1,502,993		$ 137,332

Operating Expenses

Cost of Delivery. The total cost of delivery has decreased as a percentage of sales as a result of increasing e-commerce business and decrease in our mail business.  On a per kilogram basis the cost of delivery decreased by 3.5% compared with the same period in the prior year.

General and Administrative. This expense increased by $178,000 during the three months ended March 31, 2011 primarily due to increases in sales, marketing and travel expenses of $64,000, increases in foreign management, administrative and information technology salaries of $112,000, and increases in legal fees and IT expenses of $40,000, offset by decreases in bank charges of $14,000 and reporting costs and board meetings of $14,000 compared to the same period in 2010.

Other Expenses

Amortization of Debt Issuance Discount.  During the three months ended March 31, 2011 the Company recognized $214,000 of amortization expense related to convertible debt issued in 2010 compared to $3,000 of debt issuance discount amortization recognized during the three  months ended March 31, 2010. See financial statement Note 9. – Convertible Debt for full discussion on all convertible debt.

Revaluation of Put Option Liability. The Company records a mark to market adjustment every reporting period to adjust the fair value of the put option liability.  During the three months ended March 31, 2011, the Company recognized a loss of $6,400.  During the three months ended March 31, 2010, the stock price of the Company was less than the $1.00 exercise price of the put option resulting in a net charge to earnings of $86,400. See note 7. – Put Option Payable for a full discussion of the put option liability.

Other Expenses increased by $66,000 to net other expense of $41,000 for the three months ended March 31, 2011 compared to $25,000 of net other income for the three months ended March 31, 2010.  The change was primarily due to $49,000 of income recognized for foreign currency transaction gains during the three months ended March 31, 2010 compared to a net loss of $600 for the quarter ended March 31, 2011.

Liquidity and Capital Resources

The Company’s primary recurring source of liquidity is the cash provided through its on-going operations and the issuance of debt and equity securities. Proceeds from additional sales of debt and equity securities over the last two years have been used for the development of new products and services, operating losses and for corporate working capital needs. For the three month period ended March 31, 2011, cash decreased by $379,995 compared to an increase of $118,370 during the same period of 2010.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Three Months Ended March 31
Net cashed provided by (used in):	2011	2010
Operating activities	$(474,934)	$(380,259)
Investing activities	(38,851)	(18,533)
Financing activities	133,874	490,995

The cash used by operating activities during the three months ended March 31, 2011 of $474,934 was primarily due to the net loss incurred of $1,107,251 adjusted for a decrease in accounts receivable of $239,588, non-cash amortization of debt discounts of $213,775, an increase in accounts payable and accrued liabilities of $78,503, depreciation and amortization expense of $50,583 and stock compensation expense of $30,833.

The cash used in operating activities during the three months ended March 31, 2010 of $380,259 was primarily due to the net loss incurred of $800,522 adjusted for a decrease in accounts receivable of $269,337, revaluation of the put option liability of $86,400, depreciation expense of $47,726 and stock compensation expense of $39,448.

The cash used in investing activities of $38,851 during the three months ended March 31, 2011 was primarily due to the purchase of property and equipment totaling $35,116 and net advances to stockholders totaling $2,800.

The cash used in investing activities of $18,533 during the three months ended March 31, 2010 was due to the purchase of computers and other fixed assets totaling $2,925 and net advances to stockholders totaling $15,608.

The cash provided by financing activities during the three months ended March 31, 2011 was due to the collection of net proceeds of $68,000 related to a private placement that closed in December 2010, proceeds from the exercise of warrants totaling $81,000, less the payment of amounts due for non-compete agreements totaling $15,126.

The cash provided by financing activities during the three months ended March 31, 2010 due to proceeds from the issuance of convertible debt.

Given the conditions in international financial markets, which affect many companies, there can be no assurances of the Company’s ability to raise additional capital through the issuance of debt or equity securities in order to reduce or eliminate the continuing negative cash flow.  In the absence of securing additional capital, the Company will be unable to meet its cash needs during the latter half of the second quarter 2011.  While there can be no assurances that these efforts will be successful, the Company feels it will be able to meet its working capital requirements with funds raised from its existing investors.

Financial Condition

The Company’s current liabilities exceed current assets by $1,339,650 and through March 31, 2011 the Company has an accumulated deficit of $29,446,642.

As of March 31, 2011, the Company owes $2,601,400 on three convertible notes.  The convertible debt is fully described in financial statement Note 9. – Convertible Debt. The Company also owes $408,114 related to a non-compete agreement and has a potential liability of $307,200 related to a Put Option. The non-compete agreement is fully described in Note 8. – Non-Compete Agreements and the put option liability is fully described in Note 7. – Put Option Payable. The non-compete and put option agreements do not provide for any significant remedies for the counterparty in the event of non-payment.   The Company has not made payments related to the non-compete agreement in accordance with the agreement.  In Management’s opinion the failure of the Company to make payments on the Shareholder Non-Compete will not have an adverse effect on the Company’s business, financial condition or liquidity. Neither the Put Option, nor Shareholder Non-Compete nor LEL Non-Compete bear any interest penalty on the unpaid portion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies. However, risk factors relating to the Company and Company’s securities are described below under “Part II Item 1A Risk Factors.”

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Neither this Quarterly Report nor the Annual Report Form 10-K filed on March 16, 2011 include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only Management’s report in this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock is speculative and involves a high degree of risk. You should carefully consider the risks described in the Company’s annual report Form 10-K filed on March 31, 2011 and other information in this report before purchasing any shares of the Company’s common stock. Such factors may have a significant impact on its business, operating results, liquidity and financial condition. In the absence of securing additional capital, the Company will be unable to meet its cash needs during the latter half of the second quarter 2011.  As a result of the identified risk factors, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to the company, or that are currently considered to be immaterial, may also impact the Company’s business, operating results, liquidity and financial conditions.  If any such risks occur, the Company’s business, operating results, liquidity and financial condition could be materially affected in an adverse manner. In addition, the trading price of the Company’s stock, when and if a market develops for the Company’s stock, could decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, the Company did not sell any restricted securities exempt from registration under the Securities Act of 1933 (the “Securities Act”). However, the holders of warrants to acquire common stock of the Company for an exercise price of $0.05 per shares, exercised warrants to acquire 1,748,000 shares of common stock for proceeds of $87,400.  These were shares were issued in April 2011 in reliance upon the exemptions provided in Section 4(2) and Rule 506.

Securities Authorized For Issuance Under Equity Compensation Plan

At March 31, 2011, under plans approved by the Board of Directors, the Company had outstanding to management, employees and directors stock grants of common stock, as shown below.

Plan Category	Number of securities to be issued upon vesting	Weighted- average price of outstanding unvested securities granted	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	1,650,000	-	554,754

Of the 1,650,000 shares to vest in 2011, 2012 and 2013, none are attributable to executive officers.  All 1,650,000 shares of common stock subject to vesting requirements have been issued, are included in the shares outstanding as of March 31, 2011 and are subject to forfeiture in the event vesting requirements are not met.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

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

SkyShop Logistics, Inc.

Date: May 13, 2011	/s/ Albert Hernandez
Albert Hernandez
Chief Executive Officer and President

Date: May 13, 2011	/s/ A J Hernandez
A J Hernandez
Chief Financial Officer