Form 10-Q
period 2011-06-30
SkyShop Logistics, Inc.
filed 2011-08-12
CIK 1354027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b—2 of the Exchange Act). Yes ☐ No ☒

As of August 3, 2011 there were 128,144,223 shares of the issuer’s $0.001 par value Common Stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION		3
ITEM 1.	FINANCIAL STATEMENTS	3
	Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010 (Audited)	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Loss for the Six Months ended June 30, 2011 (Unaudited)	5
	Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3.	QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	24
ITEM 4.	CONTROLS AND PROCEDURES	25

PART II OTHER INFORMATION		25
ITEM 1.	LEGAL PROCEEDINGS	25
ITEM 1A.	RISK FACTORS	25
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26
ITEM 4.	REMOVED AND RESERVED	26
ITEM 5.	OTHER INFORMATION	26
ITEM 6.	EXHIBITS	26

Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification Section 906 of the Sarbanes-Oxley Act of 2002

PART I
ITEM 1. FINANCIAL STATEMENTS

SKYSHOP LOGISTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,497,724	$917,570
Accounts receivable, net	656,485	826,670
Prepaid expenses and other	184,912	144,208
TOTAL CURRENT ASSETS	3,339,121	1,888,448

DUE FROM STOCKHOLDER	-	2,708
PROPERTY AND EQUIPMENT, net	204,225	119,697
INTANGIBLE ASSETS, net	429,124	489,392
OTHER ASSETS, net	364,273	290,492
TOTAL ASSETS	$4,336,743	$2,790,737

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,089,859	$1,139,523
Accrued liabilities	514,947	735,558
Current portion of amounts due on non-compete agreements	372,958	370,740
Customer deposits	-	1,469
Due to stockholder	75,915	-
Current portion of put option payable	300,800	300,800
TOTAL CURRENT LIABILITIES	2,354,479	2,548,090

CONVERTIBLE DEBT, NET	2,090,314	532,915
NON-COMPETE AGREEMENTS, less current portion	21,000	52,500
TOTAL LIABILITIES	4,465,793	3,133,505

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible preferred stock, $.001 par value, 50,000,000 authorized, 1,360,000 issued and outstanding at June 30, 2011 and December 31, 2010	1,360	1,360
Common stock, $.001 par value, 350,000,000 authorized, 126,721,179 and 95,083,179 shares issued and 126,401,179 and 94,763,179 shares outstanding at June 30, 2011 and December 31, 2010, respectively	126,722	95,084
Subscribed stock	45,000	791,586
Subscriptions receivable	-	(85,000)
Additional paid-in capital	30,798,227	27,503,528
Accumulated deficit	(30,778,929)	(28,355,320)
Treasury stock, at cost (320,000 shares at June 30, 2011 and December 31, 2010)	(320,000)	(320,000)
Accumulated comprehensive income	12,852	14,001
Non-controlling interest	(14,282)	11,993
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(129,050)	(342,768)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,336,743	$2,790,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

NET REVENUES	$1,710,251	$2,316,410	$3,350,576	$3,819,403

OPERATING EXPENSES:
Cost of delivery	1,291,657	1,859,215	2,697,787	3,206,411
General and administrative	1,308,304	917,212	2,338,409	1,769,691
Stock based compensation	17,866	50,749	48,699	90,197
TOTAL OPERATING EXPENSES	2,617,827	2,827,176	5,084,895	5,066,299

OPERATING LOSS	(907,576)	(510,766)	(1,734,319)	(1,246,896)

OTHER EXPENSES (INCOME):
Interest	34,733	13,969	53,976	16,969
Amortization of discounts	317,055	377,486	530,830	377,486
Changes in excess value of put option over the estimated fair value of shares	(6,400)	(44,800)	-	41,600
Other (income) expense	89,177	22,352	130,267	(2,656)
TOTAL OTHER EXPENSES	434,565	369,007	715,073	433,399

NET LOSS	(1,342,141)	(879,773)	(2,449,392)	(1,680,295)

Net loss attributable to the non-controlling interest	(9,854)	(22,626)	(25,783)	(101,690)

Loss atttibutable to controlling interest	(1,332,287)	(857,147)	(2,423,609)	(1,578,605)

Deemed Dividend on converible preferred stock	-	(798,333)	-	(798,333)

Net loss attributable to the controlling interest and common stockholders	$(1,332,287)	$(1,655,480)	$(2,423,609)	$(2,376,938)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	123,393,267	77,073,559	116,651,289	73,624,692

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In	Subscribed	Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stock	Receivable

BALANCES AT DECEMBER 31, 2010	1,360,000	$1,360	94,763,179	$95,084	$27,503,528	$791,586	$(85,000)
Components of comprehensive loss:
Net loss	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-
Total comprehensive loss	-	-	-	-	-	-	-

Beneficial conversion feature on 3% $3.05M Convertible Note	-	-	-	-	1,718,210	-	-
Beneficial conversion feature on 3% $405k Convertible Note	-	-	-	-	228,522	-	-
Warrants issued with 3% $3.05M Convertible Note	-	-	-	-	498,210	-	-
Warrants issued with 3% $405k Convertible Note	-	-	-	-	66,262	-	-
Allocation of convertible debt issued for broker fees to equity issuance costs	-	-	-	-	(294,784)	-	-
Sale of common stock for cash through private placement, net	-	-	4,928,000	4,928	200,422	-	-
Receipt of proceeds for subscribed stock not issued	-	-	-	-	-	45,000	-
Issuance of subscribed stock	-	-	24,662,000	24,662	749,924	(791,586)	-
Receipt of proceeds from subscriptions receivable	-	-	-	-	-	-	85,000
Stock compensation expense	-	-	300,000	300	48,399	-	-
Exercise of common stock warrants, net of offering costs	-	-	1,748,000	1,748	79,534	-	-

BALANCES AT JUNE 30, 2011	1,360,000	$1,360	126,401,179	$126,722	$30,798,227	$45,000	$-

							(Continued)
			Non-	Accumulated	Total
	Accumulated	Treasury	Controlling	Comprehensive	Stockholders’
	Deficit	Stock	Interest	Income	Equity (Deficit)

BALANCES AT DECEMBER 31, 2010	$(28,355,320)	$(320,000)	$11,993	$14,001	$(342,768)
Components of comprehensive loss:
Net loss	(2,423,609)	-	(25,783)	-	(2,449,392)
Foreign currency translation adjustment	-	-	(492)	(1,149)	(1,641)
Total comprehensive loss	-	-	-	-	(2,451,033)
Beneficial conversion feature on 3% $3.05M Convertible Note	-	-	-	-	1,718,210
Beneficial conversion feature on 3% $405k Convertible Note	-	-	-	-	228,522
Warrants issued with 3% $3.05M Convertible Note	-	-	-	-	498,210
Warrants issued with 3% $405k Convertible Note	-	-	-	-	66,262
Allocation of convertible debt issued for broker fees to equity issuance costs	-	-	-	-	(294,784)
Sale of common stock for cash through private placement, net	-	-	-	-	205,350
Receipt of proceeds for subscribed stock not issued	-	-	-	-	45,000
Issuance of subscribed stock	-	-	-	-	(17,000)
Receipt of proceeds from subscriptions receivable	-	-	-	-	85,000
Stock compensation expense		`			48,699
Exercise of common stock warrants, net of offering costs	-	-	-	-	81,282

BALANCES AT JUNE 30, 2011	$(30,778,929)	$(320,000)	$(14,282)	$12,852	$(129,050)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,449,392)	$(1,680,295)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Amortization of debt discounts	530,830	377,486
Amortization of financing fees	48,085	39,320
Depreciation and amortization	98,826	95,632
Bad debt expense	-	7,761
Stock compensation expense	48,699	90,197
Revaluation of put option liability	-	41,600
Changes in assets and liabilities
Decrease in accounts receivable	170,185	489,862
Increase in prepaid expense and other assets	(51,704)	(164,119)
Decrease in accounts payable and accrued liabilities	(188,152)	(417,446)
Decrease in customer deposits	(1,469)	(868)
Net cash used in operating activities	(1,794,092)	(1,120,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments from (advances to) stockholder	2,708	(35,250)
Payment of trademark costs	(6,048)	(3,580)
Purchases of property and equipment	(117,038)	(6,212)
Net cash used in investing activities	(120,378)	(45,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	318,350	-
Proceeds from exercise (repurchase) of common stock warrants, net	81,282	(109,000)
Principal payment on convertible debt	-	(250,000)
Payments of amounts due for non-compete agreements	(29,282)	(19,707)
Advances from stockholder	75,915	-
Proceeds from issuance of convertible notes payable, net of offering costs	3,050,000	2,969,210
Net cash provided by financing activities	3,496,265	2,590,503

Effect of exchange rate changes	(1,641)	26,082

Net increase in cash	1,580,154	1,450,673
Cash, beginning of period	917,570	36,513
Cash, end of period	$2,497,724	$1,487,186

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$6,592

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Issuance of convertible debt for brokers fees - allocated to equity issuance costs	$294,784	$52,522
Issuance of convertible debt for brokers fees - allocated to debt issuance costs	$110,866	$263,878
Common stock issued for trade payable	$-	$100,000
Increase in principal balance of convertible debt in settlement of accrued interest	$82,123	$-
Discounts recorded on convertible debt and fully amortized	$-	$278,665
Discounts recorded on convertible debt	$2,511,204	$2,576,400
Adjustment to put option liability	$-	$2,355,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC.
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011
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

In June 2008, the Company established a subsidiary, SkyShop Logistics of Florida, Inc. doing business as “PuntoMio.”  PuntoMio co-markets with banks and others to facilitate cross border online shopping, customs clearance and delivery. The PuntoMio.com website was launched in October 2008.

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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2011, and the results of its operations and cash flows for the three and six months ended June 30, 2011 and 2010. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

Note 2. Liquidity, Financial Condition and Management Plans

Liquidity and Financial Condition

As shown in the accompanying condensed consolidated financial statements, the Company incurred an operating loss of $907,576 for the three months ended June 30, 2011, has an accumulated deficit of $30,778,929 as of June 30, 2011, and cash flow from operations has been negative for each of the last 23 quarters through June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern, which was the opinion included in the report of the Company’s independent registered public accounting firm in our consolidated financial statements for the year ended December 31, 2010. The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

As of June 30, 2011, the Company had convertible debt outstanding with an aggregate principal balance of $6,139,173, amounts due related to non-compete agreements of $393,958 and a potential put liability of $300,800.  The convertible notes are more fully described in Note 9 - Convertible Debt, the non-compete is described more fully in Note 8 - Non-Compete Agreements and the put option agreement is described more fully in Note 7- Put Option Payable. The Company believes that because the stockholders have a financial ownership interest in the Company and because the Company has an economically important arms length working relationship, the stockholders would not enforce their rights to demand collection of their notes nor pursue litigation under the non-compete agreement and put option agreement at this time because their interests are aligned with the success of the Company.

The following summarizes the Company’s significant financing activities during the six months ended June 30, 2011:

●
Issued convertible debt in the aggregate principal amount of $3,455,650 and warrants to purchase 13,822,600 shares of common stock for an exercise price of $0.15 per share expiring in May 2014 for proceeds of $3,050,000.

●	Holders of warrants to purchase 1,748,000 shares of common stock for an exercise price of $0.05 per share exercised the warrants for net proceeds of $81,282.
●	Issued 4,928,000 shares of common stock and warrants to purchase 896,000 shares of common stock for an exercise price of $0.15 per share expiring in April 2013 for net proceeds of $205,350.
●
We also received $45,000, net of offering costs of $5,000, from the sale of 1,000,000 shares of common stock and warrants to purchase 200,000 shares of common stock for an exercise price of $0.15 per share expiring in April 2013.  These instruments were issued in July 2011 and the proceeds represented as “Subscribed stock” on the accompanying consolidated balance sheet.

The Company is exploring other alternatives for financing and raising additional equity in the capital markets, which is essential for the Company to continue to meet its ongoing working capital needs.  While there can be no assurances that these efforts will be successful, the Company feels it will be able to meet its working capital requirements with funds raised from its existing investors.

Management Plans

Management is constantly seeking opportunities to lower operating and administrative costs, increase revenue, and achieve positive cash flows from operations and profitability, including the following initiatives:

●	Reposition the Company’s core focus from low margin mail distribution to the provision of higher margin shopping facilitation services to foreign consumers and U.S. merchants.

●
Increase investment in its PuntoMio’s e-commerce technology, foreign co-marketing banking relationships, internet marketing and international parcel service to foreign shoppers and U.S. online merchants.

●	Reposition its sales strategy by focusing efforts on generating higher margin international retail sales from and to Latin American countries.

Note 3. Summary of Significant Accounting Policies

Management Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the estimated useful lives for property and equipment, the value assigned to the warrants granted in connection with the various financing arrangements, valuation of the deferred tax asset, put option liability, valuation of intangible assets for impairment analysis, and calculation for stock compensation expense. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SkyShop Logistics, Inc. formerly SkyPostal Networks, Inc., as parent, and all entities in which the Company has a controlling voting interest. The Company has a controlling interest in SkyShop Logistics of Florida, Inc. doing business as “PuntoMio” and “Global E-Cart”, SkyPostal, Inc. and Logistics Enterprises “LEL”. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation.

Cash

Cash primarily consists of demand deposits in interest and non-interest bearing accounts. The carrying amount of these deposits approximates their fair value. The Company’s balances maintained may, at times, exceed available depository insurance limits. As of June 30, 2011, the Company had deposits of $1,947,463 in excess of available depository insurance limits.

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

Impairment of Long-Lived Assets

In accordance with ASC No. 360-10, Property, Plant and Equipment long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheets.

Based on management’s analysis no long-lived assets were impaired during the six months ended June 30, 2011.

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

Fair Value Measurements

The Company has determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. As of June 30, 2011 and December 31, 2010, the carrying value of all financial instruments approximated fair value. See Note 11. Fair Value Measurements.

Revenue Recognition and Cost of Delivery

Revenue is recognized upon delivery of a letter or a package in accordance with ASC 605-20, Revenue and Expense Recognition for Freight Service in Process.  This method generally results in recognition of revenues and purchased transportation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. The company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.  Cost of Delivery is comprised of postage, export line haul costs, clearance costs, and hand delivery costs. The Company reports taxes and duties collected from customers and remitted to governmental authorities on a gross basis. During the three and six months ended June 30, 2011, these amounts totaled approximately $278,000 and $542,000, respectively. During the three and six months ended June 30, 2010, these amounts totaled approximately $109,000 and $215,000, respectively.

Foreign Currency and Translation Policy

The financial statements of our foreign operation, LEL, are stated in a foreign currency, referred to as the functional currency. Under generally accepted accounting principles in the United States of America, functional currency assets and liabilities are translated into the reporting currency, U.S. Dollars, using period end rates of exchange while revenues and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income or loss.  The Company recognized a net foreign currency losses of $19,090 and $19,668 for the three and six months ended June 30, 2011, respectively, and net foreign currency gains of $2,687 and $51,267 during the three and six months ended June 30 2010, respectively.  Such amounts are included in Other (income) expense on the accompanying consolidated statements of operations.

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

The Company has a stockholder approved plan for stock based compensation. At June 30, 2011, 404,754 shares of common stock are available for employee and director compensation. During the three months ended June 30, 2011, the Company granted 300,000 shares of restricted common stock to a consultant and 150,000 shares of restricted common stock awarded in April 2010 were forfeited.  The fair value of the 300,000 shares of restricted common stock awarded was estimated based on the trading price of the Company’s common stock on the grant date and totaled $21,000, which will be expense over their three-year vesting period.

Loss Per Share

Basic loss per share is presented on the face of the consolidated statements of operations. Basic earnings or loss per share “EPS” is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during each period. Basic net loss per share is computed using the weighted average number of shares outstanding during the period. Due to the Company’s losses from continuing operations, dilutive potential common shares in the form of convertible notes, warrants and any shares issuable under the five million stock compensation plan were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.  Potentially dilutive common shares as of June 30, 2011 were as follows:

Warrants	29,608,200
Convertible Debt	122,783,461
Total	152,391,661

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

Note 4. Accounts Receivable and Concentration of Credit Risk

In the normal course of business, the Company incurs credit risk from accounts receivable by extending credit on a non-collateralized basis primarily to U.S. and non-U.S. based customers. The Company performs periodic credit evaluations of its customers’ financial condition as part of its decision to extend credit. The Company maintains an allowance for potential credit losses based on historical experience and other information available to Management. Accounts receivable, net, consisted of the following at June 30, 2011 and December 31, 2010,

	June 30, 2011	December 31, 2010

Accounts Receivable	$705,182	$876,355
Less: Allowance for doubtful accounts	(48,697)	(49,685)
Accounts Receivable, net	$656,485	$826,670

During the three months ended June 30, 2011 and 2010, approximately 17% and 58% of the Company’s revenues were generated from one and two customers, respectively. During the three months ended June 30, 2010, approximately 32% of the Company’s cost of sales were attributable to one vendor.

During the six months ended June 30, 2011 and 2010, approximately 18% and 52% of the Company’s revenues were generated from one and two customers, respectively. During the six months ended June 30, 2010, approximately24%of the Company’s cost of sales were attributable to one vendor.

 Note 5. Property and Equipment, net

Property and equipment, net, consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Office and computer equipment	$181,830	$171,805
Computer software	353,374	246,361
Furniture and fixtures	47,598	47,598
Warehouse equipment	73,378	73,378
Leasehold improvements	1,755	1,755
	657,935	540,897
Less: Accumulated Depreciation	(453,710)	(421,200)
Property and equipment, net	$204,225	$119,697

Depreciation expense for the three months ended June 30, 2011 and 2010 was $15,085 and $6,547, respectively. Depreciation expense for the six months ending June 30, 2011 and June 30, 2010 was $32,510 and $12,936 respectively.

Note 6. Intangible Assets, net

Intangible assets as of June 30, 2011, and December 31, 2010, are shown below:

	June 30, 2011	December 31, 2010	Life (yrs)

Trademarks	$112,820	$106,772	Indefinite
Customer List-LEL	81,020	81,020	Three
Non-Compete-LEL	100,000	100,000	Three
Non-Compete-Shareholder	595,959	595,959	Seven
Subtotal	889,799	883,751
Less: Accumulated Amortization	(460,675)	(394,359)
Intangible Assets, net	$429,124	$489,392

Amortization expense for the three months ended June 30, 2011 and 2010 was $33,158 and $41,000, respectively. Amortization expense for the six months ending June 30, 2011 and June 30, 2010 was approximately $66,316 and $82,695, respectively.

The Company has various registered trademarks in North America, Europe, the Middle East and Latin America under which the Company trades, depending on the market and co-marketing partner. The carrying value of the trademarks represents legal and other costs related to development and registration of the Company’s trademarks. Additional expenditures of $6,048, related to trademarks, were incurred and capitalized during the six months ended June 30, 2011. This investment is considered to have an indefinite life and as such is not amortized.

On February 27, 2009, the Company acquired 70 percent of the outstanding common stock of LEL. The purchase price was allocated to the tangible assets acquired and the liabilities assumed based on their respective fair values and any excess was allocated to the fair value of identifiable intangible assets, identified as LEL’s customer list, amounting to $81,020. The Company also entered into a non-compete agreement, with a shareholder of LEL, which includes payments totaling $100,000, comprised of 25 payments of $4,000 payable on a monthly basis. The customer list and non-compete agreement were recorded as intangible assets and are being amortized on a straight line basis over three years. The Customer List-LEL, net and the Non-Compete-LEL, net amounted to $20,243, and $24,994, respectively as of June 30, 2011.

Simultaneously with the Put Option Agreement, see Note 7. Put Option Payable, entered into on April 1, 2007, the Company also entered into a non-compete agreement with a shareholder. Under the shareholder non-compete agreement the shareholder was to receive quarterly payments totaling $735,000 starting April 1, 2008, ending January 2, 2013. The non-compete agreement was recorded as an intangible asset on the balance sheet with an offsetting liability to recognize the cumulative future payments. The non-compete is amortized on a straight line basis over the term of the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. . During the year ended December 31, 2010, the Company determined that the carrying value of the non-compete exceeded its fair value and recorded an impairment charge of $139,041.  At June 30, 2011, the net balance of the non-compete agreement was to $271,067.

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

On April 21, 2010, as a condition for entering into the 3% $2.26m Convertible Note (see Note 9. Convertible Debt), the shareholder agreed to amend the Shareholder Put Option Agreement to provide that it would not exercise the Put Option until the closing price for the Company’s common stock on the principal market on which such common stock trades is greater than $1.00 (subject to adjustment for stock splits, stock dividends and similar events) for 60 consecutive days.  Except for this change, the Shareholder Put Option Agreement will remain in full force and effect in accordance with its respective terms.  From April 2007 to April 2010, the shareholder has put 640,000 shares to the Company at an exercise price of $1.00 per share and the Company has made payments totaling $320,000 to the shareholder.  As of April 21, 2010, immediately before the change in terms, there were 320,000 shares to be redeemed, and 2,560,000 shares remaining that may be put to the Company for purchase and redemption under the Put Option.  As a result of the change in terms, which restrict the shareholder’s right to exercise the Put Option, the Company determined that the put rights requiring the Company’s purchase and redemption of 2,560,000 shares were no longer required to be reflected at fair value on the Company’s consolidated balance sheets.  On April 21, 2010, the Company reclassified the liability related to the 2,560,000 shares valued at $2,355,200 based on the closing trading price of the Company’s common shares, to additional paid in capital.  The Company continues to be contingently liable for the remaining 2,560,000 shares under the Put Option.  Should the Company’s trading price remain above $1.00 per common share for 60 consecutive days reinstituting the Put Option rights, then fall below $1.00 per share, a liability would be recognized and charged to earnings in the period.  A summary of the Put Option for the years ended June 30, 2011 and December 31, 2010 is as follows:

	December 31, 2010		June 30, 2011		Change in
	Shares	Value	Shares	Value	Fair Value

Put Option exercised and unpaid	320,000	$300,800	320,000	$300,800	$-

For the three months ended June 30, 2011 and 2010, the Company recognized gains in its operating results from adjustments to the fair value of the Put Option in the amount of $6,400 and $44,800, respectively.  There fair value adjustment for the three months ended June 30, 2011 was the result of an increase in the trading price of our common stock from $0.04 per share on March 31, 2011 to $0.06 per share on June 30, 2011.  The fair value adjustment for the three months ended June 30, 2010 was the result of the change of terms in April 2010 and an increase in the trading price of our common stock from $0.07 per share on March 31, 2010 to $0.13 per share on June 30, 2010.

For the six months ended June 30, 2011 and 2010, the Company recognized losses in its operating results from adjustments to the fair value of the Put Option in the amount of $0 and $41,600, respectively.  There was no fair value adjustment for the six months ended June 30, 2011 because the trading price of our common stock was $0.06 per share on December 31, 2010 and June 30, 2011.  The fair value adjustment for the six months ended June 30, 2010 was the result of the change of terms in April 2010 and an increase in the trading price of our common stock from $0.10 per share on December 31, 2009 to $0.13 per share on June 30, 2010.

Note 8. Non-Compete Agreements

Simultaneously with the Shareholder Put Option Agreement, the Company also entered into a non-compete agreement (the “Shareholder Non-Compete Agreement”) whereby the shareholder was to receive quarterly payments totaling $735,000 beginning April 1, 2008 and ending on January 1, 2013 pursuant to a schedule in the agreement. The Shareholder Non-Compete Agreement was recorded as an intangible asset on the consolidated balance sheets with an offsetting liability to recognize the cumulative future payments.  The agreed-upon value of the non-compete is being amortized on a straight line basis over the term of the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. See Note 6. Intangible Assets.

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

At June 30, 2011, amounts due on the liability related to the Shareholder Non-Compete Agreement are as follows:

Payment Schedule for Twelve Months Ending June 30,	Amount
2012	$339,221
2013	21,000
Total	$360,221

In addition, at June 30, 2011, the Company’s current liability related to non-compete agreements included $33,737 payable to a minority shareholder of LEL.

Note 9.  Convertible Debt

At June 30, 2011, the Company had the following convertible notes outstanding.

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

Proceeds of this convertible note were tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. After determination of the fair value of the warrants, the Company recognized a beneficial conversion feature of $1,884,732 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 334.888%, no dividends and a risk free interest rate of 1.59%. The discount related to the warrants for common stock was determined to be $375,268 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense. However, the Company has elected to disclose the amortization of debt discount separately on the consolidated statements of operations. For the three months ended June 30, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $156,630 and $31,186, respectively. For the six months ended June 30, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $311,540 and $62,030, respectively.   Interest expense recorded during the three and six months ended June 30, 2011 amounted to $19,170 and $35,887, respectively.  In May 2011, accrued interest of $72,038 was added to the principal of the note.  As of June 30, 2011, principal of $2,332,038 remained outstanding and is carried at $912,055 net of discounts in the accompanying consolidated balance sheets.

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

●
The notes provide for 20% warrant coverage with a strike price of $0.15 per share and expire on May 19, 2013.  Warrants to purchase 1,265,600 shares of common stock at $0.15 per share have been issued and are outstanding at June 30, 2011.

The Company tested the $316,400 convertible note for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. The Company recognized a beneficial conversion feature of $263,862 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 334.888%, no dividends and a risk free interest rate of 1.59%. The discount related to the warrants for common stock was determined to be $52,538 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense.  However, the Company has elected to disclose the amortization of debt discount separately on the consolidated statements of operations. For the three months ended June 30, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $21,928 and $4,365, respectively.  For the six months ended June 30, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $43,615 and $8,682, respectively.  Interest expense recorded during the three and six months ended June 30, 2011 amounted to $2,687 and $5,027, respectively.  In May 2011, accrued interest of $10,085 was added to the principal of the note.  As of June 30, 2011, principal of $326,485 remained outstanding and is carried at $127,682 net of discounts in the accompanying consolidated balance sheets.

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

Proceeds of this convertible note were tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. After determination of the fair value of the warrants, the Company recognized a beneficial conversion feature of $20,896 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 281.09%, no dividends and a risk free interest rate of 0.66%. The discount related to the warrants for common stock was determined to be $4,104 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense. However, the Company has elected to disclose the amortization of debt discount separately on the consolidated statements of operations. For the three months ended June 30, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $1,704 and $334, respectively.  For the six months ended June 30, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $3,390 and $665, respectively.  Interest expense recorded during the three and six months ended June 30, 2011 amounted to $197 and $383, respectively.  As of June 30, 2011, the entire $25,000 convertible note is outstanding and is carried at $5,223 net of discounts in the accompanying consolidated balance sheets.

3% Convertible Note - $3,050,000 (“3% $3.05m Convertible Note”)

On May 17, 2011, the Company entered into a Note Purchase Agreement and other agreements with LBI Investments, LLC whereby the Company agreed to issue a 3% senior secured convertible note and warrants for cash proceeds of $3,050,000.  The investment banker was entitled to a transaction fee equal to 7% of gross cash proceeds and 7% of the cash proceeds in the Company’s common stock at $.05 per share. The Company settled the transaction fee with the issuance of 3% convertible notes with aggregate face value of $405,650.  The notes are convertible into the Company’s common stock at $.05 per share and mature on May 17, 2014.

The terms of the 3% $3.05m Convertible Note agreements are:

●	The note becomes due on May 17, 2014 and bears interest at 3% annually, payable monthly beginning on June 1, 2011.

●
The principal of the note and any accrued and unpaid interest are convertible into shares of common stock of the Company at conversion price of $0.05 per share at any time at the option of the note holder. The conversion price is adjustable in the event of any stock split, stock dividend or other recapitalization of the Company.

●
In conjunction with the convertible debt agreements, warrants to purchase the equivalent to 20% of the shares issuable upon conversion, or 12,200,000 shares were issued with a strike price of $0.15 per share expiring May 17, 2014.  The warrant exercise price is adjustable in the event of any stock split, stock dividend or other recapitalization of the Company.  These warrants contain a cashless exercise feature.

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

Proceeds of this convertible note were tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. After determination of the fair value of the warrants, the Company recognized a beneficial conversion feature of $1,718,210 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 276.49%, no dividends and a risk free interest rate of 0.93%. The discount related to the warrants for common stock was determined to be $498,210 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense. However, the Company has elected to disclose the amortization of debt discount separately on the consolidated statements of operations. For the three months ended June 30, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $69,042 and $20,020, respectively. Interest expense recorded during the three months ended June 30, 2011 amounted to $11,192.  As of June 30, 2011, principal of $3,050,000 remained outstanding and is carried at $922,642 net of discounts in the accompanying consolidated balance sheets.

3% Convertible Note - $405,650 (“3% $405k Convertible Note”)

With respect to the May 17, 2011 Note Purchase Agreement with LBI Investments, LLC, the broker fee was 14% of the note principal. The Company entered into a $405,650 convertible note agreement with the broker. The Company recorded the broker fee payable by allocating a portion of the fee as equity issuance costs based on the amount of the 3% $3.05M Convertible Note that was allocated to equity. Accordingly, $294,784 was charged to additional paid-in capital as equity offering costs and $110,866 was capitalized as debt issuance costs to be expensed over the three year term of the 3% $3.05M Convertible Note.

The terms of the 3% $405k Convertible Note agreement are:

●	The note becomes due on May 17, 2014 and bears interest of 3% annually, payable monthly beginning on June 1, 2011.

●	The principal of the note and accrued and unpaid interest are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share.

●	The notes provide for 20% warrant coverage with a strike price of $0.15 per share and expire on May 17, 2014. Warrants to purchase 1,622,600 shares of common stock at $0.15 per share were issued.

The Company tested the $405,650 convertible note for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. The Company recognized a beneficial conversion feature of $228,522 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 276.49%, no dividends and a risk free interest rate of 0.93%. The discount related to the warrants for common stock was determined to be $66,262 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense.  However, the Company has elected to disclose the amortization of debt discount separately on the consolidated statements of operations.  For the three months ended June 30, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $9,183 and $2,663, respectively.  Interest expense recorded during the three months ended June 30, 2011 amounted to $1,488.  As of June 30, 2011, principal of $405,650 remained outstanding and is carried at $122,712 net of discounts in the accompanying consolidated balance sheets.

Below is a summary of convertible debt outstanding as of June 30, 2011:

	Amount Due and Discounts at Issuance				Amount Due and Discounts at June 30, 2011
Convertible Security Description	Amount Due	Beneficial Conversion Feature	Warrants	Net Amount	Amount Due	Unamortized Discounts	Net Amount

3% $2.26m Convertible Note	2,260,000	1,884,732	375,268	-	2,332,038	1,419,983	912,055
3% $316k Convertible Note	316,400	263,862	52,538	-	326,485	198,803	127,682
3% $25k Convertible Note	25,000	20,896	4,104	-	25,000	19,777	5,223
3% $3.05m Convertible Note	3,050,000	1,718,210	498,210	833,580	3,050,000	2,127,358	922,642
3% $405k Convertible Note	405,650	228,522	66,262	110,866	405,650	282,938	122,712
	$6,057,050	$4,116,222	$996,382	$944,446	$6,139,173	$4,048,859	$2,090,314

Note 10. Stock-Based Compensation

Common Stock Awards

As of June 30, 2011, the future compensation expense related to awarded, non-vested stock that will be recognized is $92,892 and is expected to be recognized over a weighted average period of 1.16 years.

The Company recognized $17,866 and $50,749 of share-based compensation expense during the three months ended June 30, 2011 and 2010, respectively. The Company recognized $48,699 and $90,197 of share-based compensation expense during the six months ended June 30, 2011 and 2010, respectively.  Shared based compensation expense for the three and six months ended June 30, 2011 is net of the reversal of $10,187 of expense previously recognized related to forfeited common stock awards. As of June 30, 2011, there were 1,400,000 shares of non-vested common stock outstanding.  During the three and six months ended June 30, 2011, 300,000 common stock awards were issued, 150,000 were forfeited, and 400,000 vested.

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

The following table presents the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, for each fair value hierarchy level.

	Put Option Liability
	June 30, 2011	December 31, 2010
Level I	$300,800	$300,800
Level II	-	-
Level III	-	-
Total	$300,800	$300,800

Note 12. Warrants

During the first quarter 2011, warrants to purchase 1,748,000 shares of common stock for an exercise price of $0.05 per share were exercised for net proceeds of $81,282 and warrants to purchase 240,000 shares of common stock expired unexercised in June 2011.  In May 2011, the Company issued warrants to purchase 13,822,600 shares of common stock for an exercise price of $0.15 per share expiring in May 2014 to investors in the 3% $3.05M Convertible Note and 3% $405k Convertible Note.  See Note 9. Convertible Debt. During the three months ended June 30, 2011, the Company issued warrants to purchase 896,000 shares of common stock for an exercise price of $0.15 per share expiring in April 2013 to investors that purchased 4,480,000 shares of the common stock and the warrants for gross proceeds of $224,000.  The following table summarizes the Company’s common stock warrants for the six months ended June 30, 2011.

	Warrants	Exercise Price	Proceeds Upon Exercise
Outstanding at December 31, 2010	19,074,766	$0.18	$3,431,423
Awarded	14,718,600	0.15	2,207,790
Exercised	(1,748,000)	0.05	(87,400)
Expired	(2,437,166)	0.46	(1,110,583)
Outstanding at June 30, 2011	29,608,200		$4,441,230

Note 13. Commitments and Contingencies

In July 2009, the Company consolidated and renegotiated the two Miami leases for SkyPostal Networks, Inc. and PuntoMio into one Miami facility. The new lease is a non-cancellable operating lease that expires on June 2015. Rent expense under the new lease was $35,913 and $68,515, for the three and six months ended June 30, 2011, respectively.

The future minimum rental payments under these leases for the five years subsequent to June 30, 2011 are as follows:

2012	$57,000
2013	65,328
2014	73,656
2015	81,984
Total	$277,968

Litigation

The Company may become a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, there were no matters that would have a material adverse effect on the Company’s consolidated financial statements taken as whole as of June 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note About Forward Looking Statements

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words ”may,”  ”will,”  ”anticipate,” “believe,”  ”estimate,”  ”expect,”  ”intend” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results could differ materially from those anticipated in these forward-looking statements. The Company undertakes no obligation, and does not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will materialize.

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

The Company had approximately $2,500,000 of cash on hand at June 30, 2011.  Management believes that it has sufficient cash to meet its obligations through December 31, 2011.

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010.

The following table sets forth, for the periods indicated, statements of operations information from our unaudited condensed consolidated statements of operations with changes from the same three month period in 2010.

	Three Months Ended June 30		Increase (Decrease)
	2011	2010	Amount	Percent

NET REVENUES	$1,710,251	$2,316,410	$(606,159)	(26.2%)

OPERATING EXPENSES:
Cost of delivery	1,291,657	1,859,215	(567,558)	(30.5%)
General and administrative	1,308,304	917,212	391,092	42.6%
Stock based compensation	17,866	50,749	(32,883)	(64.8%)
TOTAL OPERATING EXPENSES	2,617,827	2,827,176	(209,349)	(7.4%)

OPERATING LOSS	(907,576)	(510,766)	(396,810)	77.7%

OTHER EXPENSES (INCOME):
Interest	34,733	13,969	20,764	148.6%
Amortization of discounts	317,055	377,486	(60,431)	(16.0%)
Changes in excess value of put option over the estimated fair value of shares	(6,400)	(44,800)	38,400	(85.7%)
Other (income) expense	89,177	22,352	66,825	299.0%
TOTAL OTHER EXPENSES	434,565	369,007	65,558	17.8%

NET LOSS	(1,342,141)	(879,773)	(462,368)	52.6%

Net loss attributable to the non-controlling interest	(9,854)	(22,626)	12,772	(56.4%)

Loss atttibutable to controlling interest	(1,332,287)	(857,147)	(475,140)	55.4%

Deemed Dividend on converible preferred stock	-	(798,333)	798,333	(100.0%)

Net loss attributable to the controlling interest and common
stockholders	$(1,332,287)	$(1,655,480)	$323,193	(19.5%)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	123,393,267	77,073,559	46,319,708	60.1%

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and Diluted	$(0.01)	$(0.02)	$0.01

Revenue

The Company’s revenues decreased by approximately $606,000 or 26.2%, from $2,316,000 for the three months ended June 30, 2010 to $1,710,000 for the three months ended June 30, 2011.  Tonnage in the three months ended June 30, 2011, decreased by 42.2% compared to the three months ended June 30, 2010; however, our e-commerce business has continued to grow.  The decrease in tonnage is primarily due to the ongoing migration of mail to electronic alternatives that continues to erode the mail business.

Management believes that overall industry mail tonnage will continue to decrease while parcel volumes from the U.S. and Europe into Latin America will increase due to general demand increase for U.S. products. In addition, higher margin business originating in Latin America and Caribbean continues to increase as the Company continues to build on new retail customers in the region.  Foreign revenues increased as a percentage of sales to 69.6% during the three months ended June 30, 2011, compared to 43.5% for the three months ended June 30, 2010.

The following schedule highlights the Company’s U.S. and foreign sourced revenue for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Change
Region	2011	Percent of Total	2010	Percent of Total	Amount	Percent

U.S.	$520,637	30.4%	$1,309,550	56.5%	(788,913)	(60.2)%
Foreign	1,189,614	69.6%	1,006,860	43.5%	182,754	18.2%
Total	$1,710,251		$2,316,410		$(606,159)	(42.1)%

Operating Expenses

Cost of Delivery. The total cost of delivery has decreased as a percentage of sales from 80.3% for the three months ended June 30, 2010 to 75.5% for the three months ended June 30, 2011, as a result of increasing e-commerce business and decrease in our mail business.  On a per kilogram basis the cost of delivery decreased by 25.0% compared with the same period in the prior year.

General and Administrative. General and administrative expenses increased by approximately $391,000, or 42.6%, from $917,000 for the three months ended June 30, 2010 to $1,308,000 for the three months ended June 30, 2011, primarily due to increases in sales, marketing of $83,000, increases in foreign management, administrative, marketing and information technology salaries of $232,000, increased expenses of $31,000 related to operations in Brazil, and increased employee benefits and taxes of $ 13,000, offset by legal fees of $17,000 and reporting costs and board meetings of $18,000 compared to the same period in 2010.

Stock based compensation decreased by approximately $33,000, or 65%, from $51,000 for the three months ended June 30, 2010 to $18,000 for the three months ended June 30, 2011, primarily due to approximately $51,000 of expense recognized during the three months ended June 30, 2010 for common stock awards granted to directors, offset by continued vesting, during the three months ended June 30, 2011, of common stock awards granted subsequent to June 30, 2010.

Other Expenses

Amortization of Debt Issuance Discount.  During the three months ended June 30, 2011, the Company recognized approximately $317,000 of amortization expense related to discounts on convertible debt compared to $377,000 for the three months ended June 30, 2010. The decrease was primarily due to conversion of convertible debt during the three months ended June 30, 2010, resulting in the recognition of approximately $221,000 of amortization of unamortized debt discounts on the date of conversion, offset by amortization of convertible debt issued during the latter part of, and subsequent to, June 30, 2010. See financial statement Note 9. – Convertible Debt for full discussion on all convertible debt.

Revaluation of Put Option Liability. The Company records a mark to market adjustment every reporting period to adjust the fair value of the put option liability.  During the three months ended June 30, 2011, the Company recognized a gain of $6,400, compared to a gain of $44,800 during the three months ended June 30, 2010.   See note 7.  Put Option Payable for a full discussion of the put option liability.

Interest Expense.  Interest expense increased by approximately $21,000, or 149%, from $14,000 for the three months ended June 30, 2010 to $35,000 for the three months ended June 30, 2011, due to convertible debt issued during the latter part of, and subsequent to, June 30, 2010. See financial statement Note 9. – Convertible Debt for full discussion on all convertible debt.

Other Expenses increased by approximately $67,000 from $22,000 for the three months ended June 30, 2010 to $89,000 for the three months ended June 30, 2011.  The change was primarily due to approximately $58,000 of accounts payable forgiven in 2010 and an increase in foreign currency losses in 2011 of $19,000.

Six Months Ended June 30, 2011, Compared to the Six Months Ended June 30, 2010.

The following table sets forth, for the periods indicated, statements of operations information from our unaudited condensed consolidated statements of operations with changes from the same six month period in 2010.

	Six Months Ended June 30		Increase (Decrease)
	2011	2010	Amount	Percent

NET REVENUES	$3,350,576	$3,819,403	$(468,827)	(12.3%)

OPERATING EXPENSES:
Cost of delivery	2,697,787	3,206,411	(508,624)	(15.9%)
General and administrative	2,338,409	1,769,691	568,718	32.1%
Stock based compensation	48,699	90,197	(41,498)	(46.0%)
TOTAL OPERATING EXPENSES	5,084,895	5,066,299	18,596	0.4%

OPERATING LOSS	(1,734,319)	(1,246,896)	(487,423)	39.1%

OTHER EXPENSES (INCOME):
Interest	53,976	16,969	37,007	218.1%
Amortization of discounts	530,830	377,486	153,344	40.6%
Changes in excess value of put option over the estimated fair value of shares	-	41,600	(41,600)	(100.0%)
Other (income) expense	130,267	(2,656)	132,923
TOTAL OTHER EXPENSES	715,073	433,399	281,674	65.0%

NET LOSS	(2,449,392)	(1,680,295)	(769,097)	45.8%

Net loss attributable to the non-controlling interest	(25,783)	(101,690)	75,907	(74.6%)

Loss atttibutable to controlling interest	(2,423,609)	(1,578,605)	(845,004)	53.5%

Deemed Dividend on converible preferred stock	-	(798,333)	798,333	(100.0%)

Net loss attributable to the controlling interest and common stockholders	$(2,423,609)	$(2,376,938)	$(46,671)	2.0%

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	116,651,289	73,624,692	43,026,597	56.0%

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and Diluted	$(0.02)	$(0.03)	$(0.00)

Revenue

The Company’s revenues decreased by approximately $469,000 or 12.3%, from $3,819,000 for the six months ended June 30, 2010 to $3,351,000 for the six months ended June 30, 2011.   Tonnage in the six months ended June 30, 2011, decreased by 31.6% compared to the six months ended June 30, 2010; however, our e-commerce business has continued to grow.  The decrease in tonnage is primarily due to the ongoing migration of mail to electronic alternatives that continues to erode the mail business.

Management believes that overall industry mail tonnage will continue to decrease while parcel volumes from the U.S. and Europe into Latin America will increase due to general demand increase for U.S. products. In addition, higher margin business originating in Latin America and Caribbean continues to increase as the Company continues to build on new retail customers in the region.  Foreign revenues increased as a percentage of sales to 67.9% during the six months ended June 30, 2011, compared to 39.1% for the six months ended June 30, 2010.

The following schedule highlights the Company’s U.S. and foreign sourced revenue for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,				Change
Region	2011	Percent of Total	2010	Percent of Total	Amount	Percent

U.S.	$1,077,167	32.1%	$2,325,701	60.9%	$(1,248,534)	(53.7)%
Foreign	2,273,409	67.9%	1,493,702	39.1%	779,707	52.2%
Total	$3,350,576		$3,819,403		$(468,827)	(1.5)%

Operating Expenses

Cost of Delivery. The total cost of delivery has decreased as a percentage of sales from 84.0% for the six months ended June 30, 2010 to 80.5% for the six months ended June 30, 2011, as a result of increasing e-commerce business and decrease in our mail business.  On a per kilogram basis the cost of delivery decreased by 15.1% compared with the same period in the prior year.

General and Administrative. General and administrative expenses increased by approximately $569,000, or 32.1%, from $1,770,000 for the six months ended June 30, 2010 to $2,338,000 for the six months ended June 30, 2011, primarily due to increases in sales and marketing of $142,000, and increases in foreign management, administrative, marketing and information technology salaries of $332,000, an increase in general and administrative expense related to Brazil operations of $24,000, an increase on employee benefits and taxes of $25,000, and an increase in information technology expense of $32,000, offset by decreases in reporting costs and board meetings of $37,000 compared to the same period in 2010.

Stock based compensation decreased by approximately $42,000, or 46%, from $90,000 for the six months ended June 30, 2010 to $49,000 for the three months ended June 30, 2011 primarily due to approximately $51,000 of expense recognized during the six months ended June 30, 2010, for common stock awards granted to directors, offset by continued vesting, during the six months ended June 30, 2011, of common stock awards granted subsequent to June 30, 2010.

Other Expenses

Amortization of Debt Issuance Discount.  During the six months ended June 30, 2011, the Company recognized approximately $531,000 of amortization expense related to discounts on convertible debt compared to $377,000 for the six months ended June 30, 2010. The decrease was primarily due to conversion of convertible debt during the three months ended June 30, 2010, resulting in the recognition of approximately $221,000 of amortization of unamortized debt discounts on the date of conversion, offset by amortization of convertible debt issued during the latter part of, and subsequent to, June 30, 2010. See financial statement Note 9. Convertible Debt for full discussion on all convertible debt.

Revaluation of Put Option Liability. The Company records a mark-to-market adjustment every reporting period to adjust the fair value of the put option liability.  During the six months ended June 30, 2011, there was no net change in the fair value of the put option liability. During the six months ended June 30, 2010, the Company recognized a loss of $41,600.   See note 7.  Put Option Payable for a full discussion of the put option liability.

Interest Expense.  Interest expense increased from by approximately $37,000, or 218%, from $17,000 for the six months ended June 30, 2010 to $54,000 for the six months ended June 30, 2011, due to convertible debt issued during the latter part of, and subsequent to, the six months ended June 30, 2010. See financial statement Note 9. – Convertible Debt for full discussion on all convertible debt.

Net Other Income and Expenses.  Net other expenses increased by approximately $132,000 from net other income of approximately $3,000 for the six months ended June 30, 2010 to net other expense of $130,000 for the six months ended June 30, 2011.  The change was primarily due to approximately $58,000 of accounts payable forgiven in 2010, foreign currency losses in 2011 of $19,000 compared to $51,000 of foreign currency gains in 2010.

Liquidity and Capital Resources

The Company’s primary recurring source of liquidity is the cash provided through the issuance of debt and equity securities. Proceeds from sales of debt and equity securities over the last two years have been used for the development of new products and services, and for corporate working capital. For the six month periods ended June 30, 2011 and 2010, cash increased by $1,580,154 compared to an increase of $1,450,673, respectively.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Six Months Ended June 30
Net cashed provided by (used in):	2011	2010
Operating activities	$(1,794,092)	$(1,120,870)
Investing activities	(120,378)	(45,042)
Financing activities	3,496,265	2,590,503

Cash used by operating activities during the six months ended June 30, 2011 of $1,794,092 was primarily due to the net loss incurred of $2,449,392 adjusted for a decrease in accounts receivable of $170,185, offset by a decrease in accounts payable and accrued liabilities of $188,152 and increase in prepaid expenses and other assets of $51,704.  Included in the operating loss for the six months ended June 30, 2011, are the following non-cash expenses: amortization of debt discounts of $530,830, amortization of deferred financing fees of $48,085, depreciation and amortization expense of $98,826, and stock compensation expense of $48,699.

Cash used by operating activities during the six months ended June 30, 2010 of $1,120,870 was primarily due to the net loss incurred of $1,680,295, adjusted for a decrease in accounts receivable of $489,862, offset by a decrease in accounts payable of $417,446, and an increase in prepaid expense and other assets of $164,119.  Included in the operating loss for the six months ended June 30, 2010, are the following non-cash expenses: amortization of convertible debt discounts of $377,486, depreciation and amortization of $95,632, stock compensation expense of $90,197, and amortization of deferred financing fees of $39,320.

Cash used in investing activities of $120,378 during the six months ended June 30, 2011 consisted the purchase of property and equipment totaling $117,038, the payment of trademark costs of $6,048 and the proceeds from the repayment of advances by stockholders.

Cash used by investing activities of $45,042 during the six months ended June 31, 2010 consisted of  the purchase of computers and other fixed assets totaling $6,212, advances to stockholders of $35,250 and the payment of trademark costs totaling $6,212.

Cash provided by financing activities during the six months ended June 30, 2011 was due to proceeds of $3,050,000 from the issuance of convertible debt, $318,350 from the sale of common stock, $81,282 from the exercise of common stock warrant, and advances from stockholders of $75,915, less the payment of amounts due for non-compete agreements totaling $29,282.

Cash provided by financing activities during the six months ended June 30, 2010 was due to proceeds of $2,969,210 from the issuance of convertible debt, less the repayment of $250,000 of convertible debt, $109,000 for the repurchase of common stock warrants, and the payment of amounts due for non-compete agreements totaling $19,707 .

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

Financial Condition

As of June 30, 2011, the Company had net working capital of $984,642 and an accumulated deficit of $30,778,929.

As of June 30, 2011, the Company owes aggregate principal of $6,139,173 on convertible debt.  The convertible debt is fully described in financial statement Note 9. Convertible Debt. The Company also owes $393,958 related to a non-compete agreement and has a potential liability of $300,800 related to a Put Option. The non-compete agreement is fully described in Note 8. – Non-Compete Agreements and the put option liability is fully described in Note 7. Put Option Payable. The non-compete and put option agreements do not provide for any significant remedies for the counterparty in the event of non-payment.   The Company has not made payments related to the non-compete agreement in accordance with the agreement.  In Management’s opinion the failure of the Company to make payments on the Shareholder Non-Compete will not have an adverse effect on the Company’s business, financial condition or liquidity. Neither the Put Option, nor Shareholder Non-Compete nor LEL Non-Compete bear any interest penalty on the unpaid portion.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Neither this Quarterly Report nor the Annual Report on Form 10-K filed on March 16, 2011 include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only Management’s report in this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock is speculative and involves a high degree of risk. You should carefully consider the risks described in the Company’s annual report Form 10-K filed on March 17, 2011 and other information in this report before purchasing any shares of the Company’s common stock. Such factors may have a significant impact on its business, operating results, liquidity and financial condition.  Additional Risks and uncertainties may also impact the Company’s business, operating results, liquidity and financial conditions.  If any such events occur, the Company’s business, operating results, liquidity and financial condition could be materially affected in an adverse manner.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2011, the Company sold 4,928,000 shares of common stock to accredited investors within the meaning of Rule 501(a) in transactions that were exempt from registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemptions provided in Section 4(2) and Rule 506.

Securities Authorized For Issuance Under Equity Compensation Plan

At June 30, 2011, under plans approved by the Board of Directors, the Company had outstanding to management, employees and directors stock grants of common stock, as shown below.

Plan Category	Number of securities to be issued upon vesting	Weighted- average price of outstanding unvested securities granted	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	1,400,000	-	404,754

Of the 1,400,000 shares to vest in 2011, 2012 and 2013, none are attributable to executive officers.  All 800,000 shares of common stock subject to vesting requirements have been issued, are included in the shares outstanding as of June 30, 2011 and are subject to forfeiture in the event vesting requirements are not met.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
32.2	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SkyShop Logistics, Inc.

Date: August 11, 2011	/s/ Albert Hernandez
Albert Hernandez
Chief Executive Officer and President

Date: August 11, 2011	/s/ A J Hernandez
A J Hernandez
Chief Financial Officer