Form 10-Q
period 2011-09-30
SkyShop Logistics, Inc.
filed 2011-11-14
CIK 1354027

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 128,444,223 shares of the issuer’s $0.001 par value Common Stock outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS

SKYSHOP LOGISTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,663,200	$906,646
Accounts receivable, net	491,591	647,683
Prepaid expenses and other	158,689	129,922
Assets held for sale	-	262,199
TOTAL CURRENT ASSETS	2,313,480	1,946,450

PROPERTY AND EQUIPMENT, net	185,731	106,065
INTANGIBLE ASSETS, net	365,816	447,730
OTHER ASSETS, net	411,712	290,492
TOTAL ASSETS	$3,276,739	$2,790,737

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,018,065	$995,597
Accrued liabilities	546,009	693,712
Current portion of amounts due on non-compete agreement	340,556	334,440
Customer deposits	-	1,469
Put option payable	310,400	300,800
Liabilities held for sale	-	222,072
TOTAL CURRENT LIABILITIES	2,215,030	2,548,090

CONVERTIBLE DEBT, NET	2,519,823	532,915
NON-COMPETE AGREEMENT, less current portion	10,500	52,500
TOTAL LIABILITIES	4,745,353	3,133,505

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Convertible preferred stock, $.001 par value, 50,000,000 authorized, 1,360,000 issued and outstanding at September 30, 2011, and December 31, 2010	1,360	1,360
Common stock, $.001 par value, 350,000,000 authorized, 128,021,179 and 95,083,179 shares issued, and 127,301,179 and 94,763,179 shares outstanding at September 30, 2011, and December 31, 2010, respectively	128,022	95,084
Subscribed stock	-	791,586
Subscriptions receivable	-	(85,000)
Additional paid-in capital	30,858,298	27,503,528
Accumulated deficit	(32,124,294)	(28,355,320)
Treasury stock, at cost (720,000 and 320,000 shares at September 30, 2011 and December 31, 2010, respectively)	(332,000)	(320,000)
Accumulated comprehensive income	-	14,001
Non-controlling interest	-	11,993
TOTAL STOCKHOLDERS’ DEFICIT	(1,468,614)	(342,768)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,276,739	$2,790,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

NET REVENUES	$1,834,244	$1,607,623	$4,988,567	$5,292,850

OPERATING EXPENSES:
Cost of delivery	1,465,933	1,333,114	4,086,926	4,478,227
General and administrative	1,209,130	918,562	3,374,269	2,576,255
Stock based compensation	16,371	123,984	65,070	214,181
TOTAL OPERATING EXPENSES	2,691,434	2,375,660	7,526,265	7,268,663

OPERATING LOSS	(857,190)	(768,037)	(2,537,698)	(1,975,813)

OTHER EXPENSES (INCOME):
Interest	47,340	19,481	101,316	33,450
Amortization of discounts	429,509	216,463	960,339	596,949
Changes in excess value of put option over the estimated fair value of shares	9,600	9,600	9,600	51,200
Other expense	64,261	61,872	162,395	81,276
TOTAL OTHER EXPENSES	550,710	307,416	1,233,650	762,875

LOSS FROM CONTINUING OPERATIONS	(1,407,900)	(1,075,453)	(3,771,348)	(2,738,688)

Income (loss) from discontinued operations	58,213	2,917	(27,731)	(14,141)

NET LOSS	(1,349,687)	(1,072,536)	(3,799,079)	(2,752,829)
Net loss from contnuing operations attributable to non-controlling interest	-	-	-	(96,573)
Net income (loss) from discontnued operations attributable to non-controlling interest	(4,322)	875	(30,105)	(4,242)

NET LOSS ATRIBUTABLE TO CONTROLLING INTEREST	$(1,345,365)	$(1,073,411)	$(3,768,974)	$(2,652,014)
Continued operations	(1,407,900)	(1,075,453)	(3,771,348)	(2,642,115)
Discontinued operations	62,535	2,042	2,374	(9,899)
NET LOSS ATRIBUTABLE TO CONTROLLING INTEREST	$(1,345,365)	$(1,073,411)	$(3,768,974)	$(2,652,014)
Deemed Dividend on converible preferred stock	-	-	-	(798,333)

NET LOSS ATRIBUTABLE TO CONTROLLING INTEREST AND COMMON STOCKHOLDERS	$(1,345,365)	$(1,073,411)	$(3,768,974)	$(3,450,347)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	127,430,527	88,707,127	120,441,362	77,362,405
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and Diluted - Continuing Operations	$(0.01)	$(0.01)	$(0.03)	$(0.04)
Basic and Diluted - Discontinued Operations	$0.00	$0.00	$0.00	$(0.00)
	$(0.01)	$(0.01)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In	Subscribed	Subscriptions
	Shares	Amount	Shares	Amount	Capital	Stock	Receivable

BALANCES AT DECEMBER 31, 2010	1,360,000	$1,360	94,763,179	$95,084	$27,503,528	$791,586	$(85,000)
Components of comprehensive loss:
Net loss	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-
Total comprehensive loss	-	-	-	-	-	-	-
Sale of controlling interest in subsidiary	-	-	(400,000)	-	-	-	-
Beneficial conversion feature on 3% $3.05M convertible Note	-	-	-	-	1,718,210	-	-
Beneficial conversion feature on 3% $405k convertible Note	-	-	-	-	228,522	-	-
Warrants issued with 3% $3.05M Convertible Note	-	-	-	-	498,210	-	-
Warrants issued with 3% $405k Convertible Note	-	-	-	-	66,262	-	-
Allocation of convertible debt issued for broker fees to equity issuance costs	-	-	-	-	(294,784)	-	-
Sale of common stock for cash through private placement, net	-	-	5,928,000	5,928	244,422	-	-
Issuance of subscribed stock	-	-	24,662,000	24,662	749,924	(791,586)	-
Receipt of proceeds from subscriptions receivable	-	-	-	-	-	-	85,000
Stock compensation expense	-	-	600,000	600	64,470	-	-
Exercise of common stock warrants, net of offering costs	-	-	1,748,000	1,748	79,534	-	-

BALANCES AT SEPTEMBER 30, 2011	1,360,000	$1,360	127,301,179	$128,022	$30,858,298	$-	$-

							(Continued)
			Non-	Accumulated	Total
	Accumulated	Treasury	Controlling	Comprehensive	Stockholders’
	Deficit	Stock	Interest	Income	Deficit

BALANCES AT DECEMBER 31, 2010	$(28,355,320)	$(320,000)	$11,993	$14,001	$(342,768)
Components of comprehensive loss:
Net loss	(3,768,974)	-	(30,105)	-	(3,799,079)
Foreign currency translation adjustment	-	-	1,499	3,498	4,997
Total comprehensive loss	-	-	-	-	(3,794,082)
Sale of controlling interest in subsidiary	-	(12,000)	16,613	(17,499)	(12,886)
Beneficial conversion feature on 3% $3.05M convertible Note	-	-	-	-	1,718,210
Beneficial conversion feature on 3% $405k convertible Note	-	-	-	-	228,522
Warrants issued with 3% $3.05M Convertible Note	-	-	-	-	498,210
Warrants issued with 3% $405k Convertible Note	-	-	-	-	66,262
Allocation of convertible debt issued for broker fees to equity issuance costs	-	-	-	-	(294,784)
Sale of common stock for cash through private placement, net	-	-	-	-	250,350
Issuance of subscribed stock	-	-	-	-	(17,000)
Receipt of proceeds from subscriptions receivable	-	-	-	-	85,000
Stock compensation expense	-	-	-	-	65,070
Exercise of common stock warrants, net of offering costs	-	-	-	-	81,282

BALANCES AT SEPTEMBER 30, 2011	$(32,124,294)	$(332,000)	$-	$-	$(1,468,614)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,799,079)	$(2,752,829)
Less: net loss from discontinued operations	(27,731)	(14,141)
Net loss from continuing operations	$(3,771,348)	$(2,738,688)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Amortization of debt discounts	960,339	596,949
Amortization of financing fees	79,494	61,489
Depreciation and amortization	116,500	114,942
Provision for bad debt	-	7,761
Conversion of interest on convertible debt	-	1,483
Stock compensation expense	65,070	214,181
Revaluation of put option liability	9,600	51,200
Changes in assets and liabilities
Decrease in accounts receivable	156,092	487,758
Increase in prepaid expense and other assets	(118,615)	(122,279)
Decrease in accounts payable and accrued liabilities	(37,715)	(596,149)
(Increase) decrease in customer deposits	(1,469)	778
Net cash used in operating activities - continuing operations	(2,542,052)	(1,920,575)
Net cash (used in) provided by operating activities - discontinued operations	(32,912)	39,042
Net cash used in operating activities	(2,574,964)	(1,881,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments from (advances to) stockholder	-	(28,286)
Payment of trademark costs	(6,048)	(9,960)
Purchases of property and equipment	(121,694)	(3,634)
Net cash used in investing activities - continuing operations	(127,742)	(41,880)
Net cash used in investing activities - discontinued operations	-	(4,317)
Net cash used in investing activities	(127,742)	(46,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	318,350	-
Proceeds from exercise (repurchase) of common stock warrants, net	81,282	(109,000)
Principal payment on convertible debt	-	(250,000)
Payments of amounts due for non-compete agreements	(35,884)	(7,180)
Proceeds from issuance of convertible notes payable, net of offering costs	3,050,000	2,969,210
Net cash provided by financing activities - continuing operations	3,413,748	2,603,030
Net cash provided by (used in) financing activities - discontinued operations	45,512	(31,969)
Net cash provided by financing activities	3,459,260	2,571,061

Effect of exchange rate changes	-	28,737

Net increase in cash	756,554	672,068
Cash, beginning of period	906,646	36,513
Cash, end of period	1,663,200	708,581
Less: cash of discontinued operations, end of period	-	22,659
Cash of continuing operations, end of period	$1,663,200	$685,922

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$6,592

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Issuance of convertible debt for brokers fees - allocated to equity issuance costs	$294,784	$52,522
Issuance of convertible debt for brokers fees - allocated to debt issuance costs	$110,866	$263,878
Common stock issued for trade payable	$-	$100,000
Increase in principal balance of convertible debt in settlement of accrued interest	$82,123	$-
Discounts recorded on convertible debt and fully amortized	$-	$278,665
Discounts recorded on convertible debt	$2,511,204	$2,576,400
Adjustment to put option liability	$-	$2,355,200
Receipt of treasury stock for sale of subsidiary	$12,000	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSHOP LOGISTICS, INC.
AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

In June 2008 the Company established a subsidiary, SkyShop Logistics of Florida, Inc., doing business as “PuntoMio.”  PuntoMio co-markets with banks and others to facilitate cross border online shopping, customs clearance and delivery. The PuntoMio.com website was launched in October 2008.

On February 27, 2009, the Company acquired seventy percent of the common stock of Logistics Enterprises, Ltda (“LEL”), a Colombian company also engaged in wholesale mail distribution and related activities.  The acquisition was accounted for using the acquisition method and the operating results of LEL are included in the consolidated financial statements beginning March 1, 2009.  On September 30, 2011, the Company sold its seventy percent interest in LEL in exchange for the return of 400,000 shares of the Company’s common stock and $18,000 of credits representing the right to receive services from LEL over the next five years.  As a result of the sale, the Company deconsolidated LEL as of September 30, 2011.  The Company’s consolidated statements of operations include the activity of LEL through September 30, 2011, and the accompanying consolidated balance sheet as of September 30, 2011, does not include the accounts of LEL.  See Note 4. Assets and Liabilities Held for sale for a detailed discussion of the sale of LEL.

On July 16, 2010, the Company changed its name to SkyShop Logistics, Inc. to better describe the repositioning of its primary operations to that of an international e-commerce service company.  SkyShop Logistics of Florida, Inc., the Company’s subsidiary, through its trademarked name “PuntoMio,” is engaged in cross-border shopping facilitation by providing services to non-U.S. based shoppers accessing U.S. online merchant sites.  The service provides a U.S. address and calculates the “landed cost” including the cost of shipping, customs and delivery for the buyer prior to the purchase.  Online merchants wishing to sell to international buyers can eliminate the risks associated with foreign sales by utilizing the Company’s Global e-Cart solutions and delivering the purchase to a U.S. address. The Company’s subsidiary, SkyPostal, Inc., provides international, bar-coded, low cost distribution of catalogs, books and publications below United States Postal Service (“USPS”) costs with track and trace visibility.  The Company relies on its own proprietary integrated delivery network consisting of commercial and cargo airlines, customs brokers, local private postal services and delivery companies linked by its PosTrac mail and parcel tracking system.

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 8 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2011, and the results of its operations and cash flows for the three and nine months ended September 30, 2011 and 2010. Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

Note 2. Liquidity, Financial Condition and Management Plans

Liquidity and Financial Condition

As shown in the accompanying condensed consolidated financial statements, the Company incurred operating losses of $857,190 and $2,537,698 for the three and nine months ended September 30, 2011 respectively, has an accumulated deficit of $32,124,294 as of September 30, 2011, and negative cash flow from operations for the nine months ended September 30, 2011, of $2,574,964. These factors raise substantial doubt about the Company’s ability to continue as a going concern, which was the opinion included in the report of the Company’s independent registered public accounting firm in our consolidated financial statements for the year ended December 31, 2010. The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

As of September 30, 2011, the Company had convertible debt outstanding with an aggregate principal balance of $6,139,173, amounts due related to non-compete agreements of $351,056 and a potential put liability of $310,400.  The convertible notes are more fully described in Note 10 - Convertible Debt, the non-compete is described more fully in Note 9 - Non-Compete Agreements and the put option agreement is described more fully in Note 8- Put Option Payable. The Company believes that because the stockholders have a financial ownership interest in the Company and because the Company has an economically important arms length working relationship, the stockholders would not enforce their rights to demand collection of their notes nor pursue litigation under the non-compete agreement and put option agreement at this time because their interests are aligned with the success of the Company.

The following summarizes the Company’s significant financing activities during the nine months ended September 30, 2011:

●
Issued convertible debt in the aggregate principal amount of $3,455,650 and warrants to purchase 13,822,600 shares of common stock for an exercise price of $0.15 per share expiring in May 2014 for proceeds of $3,050,000.

●	Holders of warrants to purchase 1,748,000 shares of common stock for an exercise price of $0.05 per share exercised the warrants for net proceeds of $81,282.
●	Issued 5,928,000 shares of common stock and warrants to purchase 1,096,000 shares of common stock for an exercise price of $0.15 per share expiring in April 2013 for net proceeds of $250,350.
●
Sold our seventy percent interest in LEL in exchange for the return of 400,000 shares of common stock valued at $12,000 and a credit of $18,000 representing the right to receive services over the next five years.  As a result of the sale, the Company also  realized $17,499 of foreign currency gains reclassified from other accumulated comprehensive income, wrote off the LEL customer list with a carrying value of $13,490, and deconsolidated net liabilities of $55,224 and non-controlling interest of $16,613.  As a result of the sale, the Company recognized a gain of $72,620.  See Note 4. Assets and Liabilities Held for Sale, Gain on Sale of Controlling Interest in Subsidiary for a detailed discussion of the sale of LEL.

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

●
Reposition its sales strategy by focusing efforts on generating higher margin international sales consisting of delivery of low value parcels traditionally sent by retailers via post. The low cost parcel service provides track and trace visibility with transit times of 8 to 10 days.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SkyShop Logistics, Inc. formerly SkyPostal Networks, Inc., as parent, and all entities in which the Company has a controlling voting interest. The Company has a controlling interest in SkyShop Logistics of Florida, Inc. doing business as “PuntoMio” and “Global E-Cart”, SkyPostal, Inc. and, prior to September 30, 2011, Logistics Enterprises LE  (“LEL”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation.  As a result of the sale of LEL, the operations of LEL meet the criteria to be classified as discontinued operations.  The assets and liabilities of LEL as of December 31, 2010, are presented on the condensed consolidated balance sheet as Assets Held for Sale and Liabilities Held for Sale, respectively.  The results of operations for LEL for all periods presented are included in the condensed consolidated statements of operations as income or loss from discontinued operations. The cash flows of LEL are presented separately in the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010.  The accompanying footnotes for all periods presented have been restated to reflect the discontinued operations presentation.

Cash

Cash primarily consists of demand deposits in interest and non-interest bearing accounts. The carrying amount of these deposits approximates their fair value. The Company’s balances maintained may, at times, exceed available depository insurance limits. As of September 30, 2011, the Company had deposits of $1,348,820 in excess of available depository insurance limits.

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

Based on management’s analysis no long-lived assets were impaired during the nine months ended September 30, 2011.

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

Fair Value Measurements

The Company has determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. As of September 30, 2011 and December 31, 2010, the carrying value of all financial instruments approximated fair value. See Note 12. Fair Value Measurements.

Revenue Recognition and Cost of Delivery

Revenue is recognized upon delivery of a letter or a package in accordance with ASC 605-20, Revenue and Expense Recognition for Freight Service in Process.  This method generally results in recognition of revenues and purchased transportation costs earlier than methods that do not recognize revenues until a proof of delivery is received or that recognize revenues as progress on the transit is made. The company’s method of revenue and cost recognition does not result in a material difference from amounts that would be reported under such other methods.  Cost of Delivery is comprised of postage, export line haul costs, clearance costs, and hand delivery costs.  The Company reports taxes and duties collected from customers and remitted to governmental authorities on a gross basis. During the three and nine months ended September 30, 2011, these amounts totaled approximately $423,000 and $996,000, respectively. During the three and nine months ended September 30, 2010, these amounts totaled approximately $153,000 and $367,000, respectively.

Foreign Currency and Translation Policy

The financial statements of LEL are stated in a foreign currency, referred to as the functional currency. Under generally accepted accounting principles in the United States of America, functional currency assets and liabilities are translated into the reporting currency, U.S. Dollars, using period end rates of exchange while revenues and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income or loss.  The Company recognized a net foreign currency gain of $4,647 and a net loss of $15,021 for the three and nine months ended September 30, 2011, respectively, and a net foreign currency loss of $11,938 and a net gain of $39,329 during the three and nine months ended September 30 2010, respectively.  Such amounts are included in Other (income) expense on the accompanying consolidated statements of operations.

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

The Company has a stockholder approved plan for stock based compensation. At September 30, 2011, 104,754 shares of common stock are available for employee and director compensation. During the three months ended September 30, 2011, the Company granted 300,000 shares of restricted common stock to an employee.  The fair value of the 300,000 shares of restricted common stock awarded was estimated based on the trading price of the Company’s common stock on the grant date and totaled $9,000, which will be expensed over their three-year vesting period.

Loss Per Share

Basic loss per share is presented on the face of the consolidated statements of operations. Basic earnings or loss per share “EPS” is calculated as the loss attributable to common stockholders divided by the weighted average number of shares outstanding during each period. Basic net loss per share is computed using the weighted average number of shares outstanding during the period. Due to the Company’s losses from continuing operations, dilutive potential common shares in the form of convertible notes, warrants and any shares issuable under the five million stock compensation plan were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.  Potentially dilutive common shares as of September 30, 2011, were as follows:

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

When required, the Company records a liability for unrecognized tax positions, defined as the aggregate tax effect of differences between positions taken on tax returns and the benefits recognized in the financial statements. Tax positions are measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet this threshold. The Company has no uncertain tax positions that require the Company to record a liability. The Company’s tax years ended after December 31, 2007, remain subject to examination by Federal and state jurisdictions.

The Company recognizes penalties and interest associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the balance sheet.

New Accounting Pronouncements

In January 2010 the FASB issued an accounting standard update on fair value measurements and disclosures. The update requires more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This update did not have an effect on the Company’s condensed consolidated financial statements.

Note 4. Assets and Liabilities Held for Sale, Gain on Sale of Controlling Interest in Subsidiary

As a result of the sale of LEL, the assets and liabilities of LEL are presented as “held for sale” on the condensed consolidated balance sheet as of December 31, 2010.  The following summarizes the major classes of assets and liabilities included in asset and liabilities held for sale as of December 31, 2010.

Cash	$10,924
Accounts receivable	178,987
Prepaid expense and other	14,286
Due from stockholder	2,708
Property and equipment, net	13,632
Intangible assets, net	41,662
Assets held for sale as of December 31, 2010	$262,199

Accounts payable	$143,926
Accrued liabilities	41,846
Current portion of amounts due on non-compete agreements	36,300
Liabilities held for sale as of December 31, 2010	$222,072

As a result of the sale of LEL, the operating activity for LEL is presented as discontinued operations in the condensed consolidated statements of operations.  The following summarizes the major classes of revenues and expenses classified as discontinued operations for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$222,215	$247,329	$590,891	$612,116
Cost of delivery	(177,516)	(175,390)	(426,732)	(467,298)
General and administrative	(56,933)	(59,292)	(230,205)	(171,290)
Other income (expense)	(2,173)	(9,730)	(34,305)	12,331
Gain on sale of controlling interest	72,620	-	72,620	-
Income (loss) from discontinued operations	$58,213	$2,917	$(27,731)	$(14,141)

As a result of the sale of LEL, the Company recognized a gain on the sale of LEL of $72,620 during the three months ended September 30, 2011, consisting of the following:

Return of 400,000 shares of Company common stock valued at $0.03 per share	$12,000
Carrying value of LEL non-compete agreement	(13,490)
Service credit	18,000
Reclassification of accumulated comprehensive income attributable to the Parent	17,499
Net deficit of LEL as of September 30, 2011	55,224
Non-controlling interest in LEL as of September 30, 2011	(16,613)
Gain on sale of LEL	$72,620

The Company’s continuing involvement with LEL will be limited to receiving services on an arm’s length basis.  The holders of the non-controlling interest in LEL prior to the sale held 400,000 shares of common stock of the Company, all of which were returned to the Company pursuant to the sale agreement and recorded as treasury stock on the accompanying condensed consolidated balance sheet as of September 30, 2011.  LEL is not considered a related party after the transaction.

Note 5. Accounts Receivable and Concentration of Credit Risk

In the normal course of business, the Company incurs credit risk from accounts receivable by extending credit on a non-collateralized basis primarily to U.S. and non-U.S. based customers. The Company performs periodic credit evaluations of its customers’ financial condition as part of its decision to extend credit. The Company maintains an allowance for potential credit losses based on historical experience and other information available to Management. Accounts receivable, net, consisted of the following at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010

Accounts Receivable	$540,288	$697,368
Less: Allowance for doubtful accounts	(48,697)	(49,685)
Accounts Receivable, net	$491,591	$647,683

During the three months ended September 30, 2011 and 2010, approximately17.3% and 29.8% of the Company’s revenues, excluding revenues generated by LEL, were generated from one and two customers, respectively. During the three months ended September 30, 2010, approximately 10.6% of the Company’s cost of sales, excluding purchases by LEL, were attributable to one vendor.

During the nine months ended September 30, 2011 and 2010, approximately 27.4% and 47.2% of the Company’s revenues, excluding revenues generated by LEL, were generated from two customers. During the nine months ended September 30, 2010, approximately 19.3% of the Company’s cost of sales, excluding purchases by LEL, were attributable to one vendor.

 Note 6. Property and Equipment, net

Property and equipment, net, consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Office and computer equipment	$177,571	$164,983
Computer software	351,238	244,225
Furniture and fixtures	49,693	47,598
Warehouse equipment	57,450	57,450
Leasehold improvements	1,755	1,755
	637,707	516,011
Less: Accumulated Depreciation	(451,976)	(409,946)
Property and equipment, net	$185,731	$106,065

Depreciation expense for the three months ended September 30, 2011 and 2010, was $13,144 and $5,819, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010, was $42,028 and $15,666, respectively.

Note 7. Intangible Assets, net

Intangible assets as of September 30, 2011 and December 31, 2010, are shown below:

	September 30, 2011	December 31, 2010	Life (yrs)

Trademarks	$112,820	$106,772	Indefinite
Customer List-LEL	-	81,020	Three
Non-Compete-Shareholder	595,959	595,959	Seven
Subtotal	708,779	783,751
Less: Accumulated Amortization	(342,963)	(336,021)
Intangible Assets, net	$365,816	$447,730

Amortization expense for the three months ended September 30, 2011 and 2010, was $24,824 and $33,003, respectively. Amortization expense for the nine months ending September 30, 2011 and 2010, was approximately $74,472 and $99,009, respectively.

The Company has various registered trademarks in North America, Europe, the Middle East and Latin America under which the Company trades, depending on the market and co-marketing partner. The carrying value of the trademarks represents legal and other costs related to development and registration of the Company’s trademarks. Additional expenditures of $6,048, related to trademarks, were incurred and capitalized during the nine months ended September 30, 2011. This investment is considered to have an indefinite life and as such is not amortized.

On February 27, 2009, the Company acquired 70 percent of the outstanding common stock of LEL. The purchase price was allocated to the tangible assets acquired and the liabilities assumed based on their respective fair values and any excess was allocated to the fair value of identifiable intangible assets, identified as LEL’s customer list, amounting to $81,020. The Company also entered into a non-compete agreement, with a shareholder of LEL, which includes payments totaling $100,000, comprised of 25 payments of $4,000 payable on a monthly basis. The customer list and non-compete agreement were recorded as intangible assets and were being amortized on a straight line basis over three years. As a result of the sale of the Company’s controlling interest in LEL, the Customer List-LEL, net was written off and the Non-Compete-LEL was part of the deconsolidation on September 30, 2011.  The Non-compete LEL is included in Assets Held for Sale as of December 31, 2010.

Simultaneously with the Put Option Agreement, see Note 8. Put Option Payable, entered into on April 1, 2007, the Company also entered into a non-compete agreement with a shareholder. Under the shareholder non-compete agreement the shareholder was to receive quarterly payments totaling $735,000 starting April 1, 2008, ending January 2, 2013. The non-compete agreement was recorded as an intangible asset on the balance sheet with an offsetting liability to recognize the cumulative future payments. The non-compete is amortized on a straight line basis over the term of the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years.  During the year ended December 31, 2010, the Company determined that the carrying value of the non-compete exceeded its fair value and recorded an impairment charge of $139,041.  At September 30, 2011, the net balance of the non-compete agreement was to $252,996.

Note 8. Put Option Payable

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

On April 21, 2010, as a condition for entering into the 3% $2.26m Convertible Note (see Note 10. Convertible Debt), the shareholder agreed to amend the Shareholder Put Option Agreement to provide that it would not exercise the Put Option until the closing price for the Company’s common stock on the principal market on which such common stock trades is greater than $1.00 (subject to adjustment for stock splits, stock dividends and similar events) for 60 consecutive days.  Except for this change, the Shareholder Put Option Agreement will remain in full force and effect in accordance with its respective terms.  From April 2007 to April 2010, the shareholder has put 640,000 shares to the Company at an exercise price of $1.00 per share and the Company has made payments totaling $320,000 to the shareholder.  As of April 21, 2010, immediately before the change in terms, there were 320,000 shares to be redeemed, and 2,560,000 shares remaining that may be put to the Company for purchase and redemption under the Put Option.  As a result of the change in terms, which restrict the shareholder’s right to exercise the Put Option, the Company determined that the put rights requiring the Company’s purchase and redemption of 2,560,000 shares were no longer required to be reflected at fair value on the Company’s consolidated balance sheets.  On April 21, 2010, the Company reclassified the liability related to the 2,560,000 shares valued at $2,355,200 based on the closing trading price of the Company’s common shares, to additional paid in capital.  The Company continues to be contingently liable for the remaining 2,560,000 shares under the Put Option.  Should the Company’s trading price remain above $1.00 per common share for 60 consecutive days reinstituting the Put Option rights, then fall below $1.00 per share, a liability would be recognized and charged to earnings in the period.  A summary of the Put Option for the nine months ended September 30, 2011, is as follows:

	December 31, 2010		September 30, 2011		Change in
	Shares	Value	Shares	Value	Fair Value

Put Option exercised and unpaid	320,000	$300,800	320,000	$310,400	$9,600

The Company recognized losses in its operating results from adjustments to the fair value of the Put Option in the amount of $9,600 for each of the three months ended September 30, 2011 and 2010.  The fair value adjustment for the three months ended September 30, 2011, was the result of a decrease in the trading price of our common stock from $0.06 per share on June 30, 2011 to $0.03 per share on September 30, 2011.  The fair value adjustment for the three months ended September 30, 2010 was the result of a decrease in the trading price of our common stock from $0.13 per share on June 30, 2010, to $0.10 per share on September 30, 2010.

For the nine months ended September 30, 2011 and 2010, the Company recognized losses in its operating results from adjustments to the fair value of the Put Option in the amount of $9,600 and $51,200, respectively.  The fair value adjustment for the nine months ended September 30, 2011, was the result of a decrease in the trading price of our common stock from $0.06 per share on December 31, 2010, to $0.03 per share on September 30, 2011. The fair value adjustment for the nine months ended September 30, 2010, was the result of the change of terms in April 2010.  The trading price of our common stock was $0.10 per share on December 31, 2009, and September 30, 2010.

Note 9. Non-Compete Agreements

Simultaneously with the Shareholder Put Option Agreement, the Company also entered into a non-compete agreement (the “Shareholder Non-Compete Agreement”) whereby the shareholder was to receive quarterly payments totaling $735,000 beginning April 1, 2008, and ending on January 1, 2013, pursuant to a schedule in the agreement. The Shareholder Non-Compete Agreement was recorded as an intangible asset on the consolidated balance sheets with an offsetting liability to recognize the cumulative future payments.  The agreed-upon value of the non-compete is being amortized on a straight line basis over the term of the agreement and for a period of two years thereafter as stated in the agreement for a total of seven years. See Note 7. Intangible Assets.

On April 21, 2010, as a condition of entering into the 3% $2.26m Convertible Note (see Note 10. Convertible Debt), the shareholder agreed to a change of terms within the Shareholder Non-Compete Agreement.  The shareholder agreed to waive any payments under the Non-Compete Agreement until the Company achieves positive annualized net positive cash flow from operations (determined in accordance with U.S. GAAP after deducting capital expenditures) of at least $750,000 for three consecutive fiscal quarters.  Except for this change, the Shareholder Non-Compete Agreement will remain in full force and effect in accordance with its terms.  The Company remains liable for the obligation.

At September 30, 2011, amounts due on the liability related to the Shareholder Non-Compete Agreement are as follows:

Payment Schedule for Twelve Months Ending September 30,	Amount
2012	$340,556
2013	10,500
Total	$351,056

Note 10.  Convertible Debt

At September 30, 2011, the Company had the following convertible notes outstanding.

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

The terms of the 3% $2.26m Convertible Note agreements are:

●	The note becomes due on May 19, 2013, and bears interest at 3% annually, payable monthly beginning on June 1, 2010.

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

Proceeds of this convertible note were tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. After determination of the fair value of the warrants, the Company recognized a beneficial conversion feature of $1,884,732 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 334.888%, no dividends and a risk free interest rate of 1.59%. The discount related to the warrants for common stock was determined to be $375,268 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense. However, the Company has elected to disclose the amortization of debt discount separately on the consolidated statements of operations. For the three months ended September 30, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $158,352 and $31,529, respectively.  For the nine months ended September 30, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $469,892 and $93,559, respectively.   Interest expense recorded during the three and nine months ended September 30, 2011, amounted to $17,969 and $53,856, respectively.  In May 2011, accrued interest of $72,038 was added to the principal of the note.  As of September 30, 2011, principal of $2,332,038 remained outstanding and is carried at $1,101,936 net of discounts in the accompanying consolidated balance sheets.

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

The terms of the 3% $316k Convertible Note agreement are:

●	The note becomes due on May 19, 2013, and bears interest of 3% annually, payable monthly beginning on June 1, 2010.

●	The principal of the note and accrued and unpaid interest are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share.

●
The notes provide for 20% warrant coverage with a strike price of $0.15 per share and expire on May 19, 2013.  Warrants to purchase 1,265,600 shares of common stock at $0.15 per share have been issued and are outstanding at September 30, 2011.

The Company tested the $316,400 convertible note for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. The Company recognized a beneficial conversion feature of $263,862 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 334.888%, no dividends and a risk free interest rate of 1.59%. The discount related to the warrants for common stock was determined to be $52,538 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense.  However, the Company has elected to disclose the amortization of debt discount separately on the consolidated statements of operations. For the three months ended September 30, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $22,169 and $4,413, respectively.  For the nine months ended September 30, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $65,784 and $13,095, respectively.  Interest expense recorded during the three and nine months ended September 30, 2011, amounted to $2,515 and $7,542, respectively.  In May 2011 accrued interest of $10,085 was added to the principal of the note.  As of September 30, 2011, principal of $326,485 remained outstanding and is carried at $154,264 net of discounts in the accompanying consolidated balance sheets.

3% Convertible Note - $25,000 (“3% $25k Convertible Note”)

In November 2010 the Company issued a $25,000 Convertible Note.  The terms of the 3% $25k Convertible Note agreements are:

●	The note becomes due on November 9, 2013, and bears interest at 3% annually, payable monthly beginning on December 1, 2010.

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

Proceeds of this convertible note were tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. After determination of the fair value of the warrants, the Company recognized a beneficial conversion feature of $20,896 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 281.09%, no dividends and a risk free interest rate of 0.66%. The discount related to the warrants for common stock was determined to be $4,104 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense. However, the Company has elected to disclose the amortization of debt discount separately on the consolidated statements of operations.  For the three months ended September 30, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $1,722 and $338, respectively.  For the nine months ended September 30, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $5,112 and $1,003, respectively.  Interest expense recorded during the three and nine months ended September 30, 2011 amounted to $195 and $578, respectively.  As of September 30, 2011, the entire $25,000 convertible note is outstanding and is carried at $7,283 net of discounts in the accompanying consolidated balance sheets.

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

The terms of the 3% $3.05m Convertible Note agreements are:

●	The note becomes due on May 17, 2014, and bears interest at 3% annually, payable monthly beginning on June 1, 2011.

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

Proceeds of this convertible note were tested for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. After determination of the fair value of the warrants, the Company recognized a beneficial conversion feature of $1,718,210 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 276.49%, no dividends and a risk free interest rate of 0.93%. The discount related to the warrants for common stock was determined to be $498,210 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense. However, the Company has elected to disclose the amortization of debt discount separately on the consolidated statements of operations. For the three months ended September 30, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $144,360 and $41,860, respectively.  For the nine months ended September 30, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $213,402 and $61,880, respectively. Interest expense recorded during the three and nine months ended September 30, 2011, amounted to $23,530 and $34,722, respectively.  As of September 30, 2011, principal of $3,050,000 remained outstanding and is carried at $1,108,862 net of discounts in the accompanying consolidated balance sheets.

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

The terms of the 3% $405k Convertible Note agreement are:

●	The note becomes due on May 17, 2014, and bears interest of 3% annually, payable monthly beginning on June 1, 2011.

●	The principal of the note and accrued and unpaid interest are convertible into shares of the Company’s common stock at a conversion price of $0.05 per share.

●	The notes provide for 20% warrant coverage with a strike price of $0.15 per share and expire on May 19, 2014. Warrants to purchase 1,622,600 shares of common stock at $0.15 per share were issued.

The Company tested the $405,650 convertible note for a beneficial conversion feature by comparing the effective conversion price to the fair value of the Company’s stock on the commitment date. The Company recognized a beneficial conversion feature of $228,522 which was recorded as a discount to the convertible notes with an offset to additional paid-in capital. The fair value of the warrants was determined utilizing the Black-Scholes pricing model methodology using assumptions of three years for expected term, volatility of 276.49%, no dividends and a risk free interest rate of 0.93%. The discount related to the warrants for common stock was determined to be $66,262 and recorded as a further reduction to the carrying amount of the convertible debt offset against additional paid-in capital.  Both the beneficial conversion feature and warrant discounts will be amortized over three years and charged to interest expense.  However, the Company has elected to disclose the amortization of debt discount separately on the consolidated statements of operations.  For the three months ended September 30, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $19,199 and $5,567, respectively.  For the nine months ended September 30, 2011, amortization of the discount for the beneficial conversion feature and the discount on the warrants amounted to $28,382 and $8,230, respectively.  Interest expense recorded during the three and nine months ended September 30, 2011, amounted to $3,129, and $4,617, respectively.  As of September 30, 2011, principal of $405,650 remained outstanding and is carried at $147,478 net of discounts in the accompanying consolidated balance sheets.

Below is a summary of convertible debt outstanding as of September 30, 2011:

	Amount Due and Discounts at Issuance				Amount Due and Discounts at September 30, 2011
Convertible Security Description	Amount Due	Beneficial Conversion Feature	Warrants	Net Amount	Amount Due	Unamortized Discounts	Net Amount

3% $2.26m Convertible Note	$2,260,000	$1,884,732	$375,268	$-	$2,332,038	$1,230,102	$1,101,936
3% $316k Convertible Note	316,400	263,862	52,538	-	326,485	172,221	154,264
3% $25k Convertible Note	25,000	20,896	4,104	-	25,000	17,717	7,283
3% $3.05m Convertible Note	3,050,000	1,718,210	498,210	833,580	3,050,000	1,941,138	1,108,862
3% $405k Convertible Note	405,650	228,522	66,262	110,866	405,650	258,172	147,478
	$6,057,050	$4,116,222	$996,382	$944,446	$6,139,173	$3,619,350	$2,519,823

Note 11. Stock-Based Compensation

Common Stock Awards

As of September 30, 2011, the future compensation expense related to awarded, non-vested stock that will be recognized is $84,234 and is expected to be recognized over a weighted average period of 1.46 years.

The Company recognized $16,371 and $123,984 of share-based compensation expense during the three months ended September 30, 2011 and 2010, respectively. The Company recognized $65,070 and $214,181 of share-based compensation expense during the nine months ended September 30, 2011 and 2010, respectively.  Shared based compensation expense for the three and nine months ended September 30, 2011, is net of the reversal of $10,187 of expense previously recognized related to forfeited common stock awards. As of September 30, 2011, there were 1,600,000 shares of non-vested common stock outstanding.  During the nine months ended September 30, 2011, 600,000 common stock awards were granted, 150,000 were forfeited, and 500,000 vested.

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

The following table presents the Company’s financial liabilities that are measured at fair value on a recurring basis as of September 30, 2011, and December 31, 2010, for each fair value hierarchy level.

	Put Option Liability
	September 30, 2011	December 31, 2010
Level I	$310,400	$300,800
Level II	-	-
Level III	-	-
Total	$310,400	$300,800

During the fourth quarter of 2010, the Company determined that the carrying amount of a non-compete agreement exceeded its fair value and recognized an impairment charge of $139,041.  The Company determined the fair value of the non-compete agreement using the discounted cash flows method and management’s estimates of expected revenue and the amount of revenue that would be lost in the absence of the non-compete agreement based on historical experience and expectations of future activity.  The Company had no assets presented at fair value on a non-recurring basis as of September 30, 2011.  The following table presents the Company’s assets presented at fair value on a non-recurring basis as of December 31, 2010.

Asset Description	Fair Value as of December 31, 2010	Carrying Value as of December 31, 2010	Fair Value Hierarchy	Valuation Technique Used to Estimate Fair Value	Inputs to the Valuation Model Used
Intangible Assets - Non-Compete Agreement	$307,000	$307,000	Level 3 – Significant Unobservable Inputs	Discounted Cash Flows	Management Estimates of Future Revenue and Loss of Revenues that Would Occur if Non- Compete were Not in Place

Note 13. Warrants

During the first quarter 2011 warrants to purchase 1,748,000 shares of common stock for an exercise price of $0.05 per share were exercised for net proceeds of $81,282 and warrants to purchase 240,000 shares of common stock expired unexercised in June 2011.  In May 2011 the Company issued warrants to purchase 13,822,600 shares of common stock for an exercise price of $0.15 per share expiring in May 2014 to investors in the 3% $3.05M Convertible Note and 3% $405k Convertible Note.  See Note 10. Convertible Debt. During the three months ended June 30, 2011, the Company issued warrants to purchase 896,000 shares of common stock for an exercise price of $0.15 per share expiring in April 2013 to investors that purchased 4,480,000 shares of the common stock and the warrants for gross proceeds of $224,000.  The following table summarizes the Company’s common stock warrants for the nine months ended September 30, 2011.

	Warrants	Exercise Price	Proceeds Upon Exercise
Outstanding at December 31, 2010	19,074,766	$0.18	$3,431,423
Awarded	14,718,600	0.15	2,207,790
Exercised	(1,748,000)	0.05	(87,400)
Expired	(2,437,166)	0.46	(1,110,583)
Outstanding at September 30, 2011	29,608,200		$4,441,230

Note 14. Commitments and Contingencies

In July 2009 the Company consolidated and renegotiated the two Miami leases for SkyPostal Networks, Inc., and PuntoMio into one Miami facility. The new lease is a non-cancellable operating lease that expires on June 2015. Rent expense under the new lease was $29,905 and $90,051, for the three and nine months ended September 30, 2011, respectively.

The future minimum rental payments under these leases for the five years subsequent to September 30, 2011, are as follows:

2012	$59,082
2013	66,716
2014	75,738
2015	61,488
Total	$263,024

Litigation

The Company may become a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, there were no matters that would have a material adverse effect on the Company’s consolidated financial statements taken as whole as of September 30, 2011.

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

The Company operates facilities in Miami, Florida for the sorting and consolidating of mail for shipment to specific countries in Latin America. The Company outsources its mail sorting facilities in Philadelphia and in London, which processes mail originating in Europe and bound for Latin America.

In October 2008 the Company established PuntoMio, a subsidiary, to begin offering a service that enables non-U.S. resident internet shoppers to use PuntoMio as their mailing address for U.S. e-commerce websites. PuntoMio is a shopping facilitator for foreign online buyers which provides a U.S. address to use when making online purchases. This facilitates shopping on U.S. online merchant sites, wherein many e-tailers do not accept orders from foreign buyers. The PuntoMio service assists the buyers in finding products, price comparison, use of the U.S. address, transportation and customs clearance and delivery to the buyer’s home. It is a less costly alternative to the express carriers and more efficient than the international parcel post service offered by the world’s national postal services, since it provides a secured, online visibility of the parcel until delivery has taken place.

Outlook

The Company had approximately $1,663,000 of cash on hand at September 30, 2011.  Management believes that it has sufficient cash to meet its obligations over the next twelve months.  During 2011, the Company has worked to complete business initiatives commenced in 2010 and continued through 2011 to improve cash flow from operations, and has materially reduced payroll and other fixed expenses. The Company will continue to implement these business initiatives and to effect additional operating expense reductions, and may have to raise additional capital

During 2011, management has spent significant resources in preparing for the full launch of programs created in late 2010 with Latin American financial institutions, American Express & Visa Europe and Middle East , and expects that these programs will significantly improve cash flows and revenue growth in 2012.  Management believes that the full implementation of these programs will allow the Company to substantially increase income from operations and reduce its reliance on debt and equity financing in the last quarter of 2011 and through 2012.  There can be no assurance, of course, that the Company will be able to raise such additional capital as it may require or to operate at a profit in 2012 or thereafter.

Results of Operations

Three Months Ended September 30, 2011, Compared to the Three Months Ended September 30, 2010.

The following table sets forth, for the periods indicated, statements of operations information from our unaudited condensed consolidated statements of operations with changes from the same three month period in 2010.

	Three Months Ended September 30		3 Months Increase (Decrease)
	2011	2010	Amount	Percent

NET REVENUES	$1,834,244	$1,607,623	$226,621	14.1%

OPERATING EXPENSES:
Cost of delivery	1,465,933	1,333,114	132,819	10.0%
General and administrative	1,209,130	918,562	290,568	31.6%
Stock based compensation	16,371	123,984	(107,613)	(86.8%)
TOTAL OPERATING EXPENSES	2,691,434	2,375,660	315,774	13.3%

OPERATING LOSS	(857,190)	(768,037)	(89,153)	11.6%

OTHER EXPENSES (INCOME):
Interest	47,340	19,481	27,859	143.0%
Amortization of discounts	429,509	216,463	213,046	98.4%
Changes in excess value of put option over the estimated fair value of shares	9,600	9,600	-	0.0%
Other (income) expense	64,261	61,872	2,389	3.9%
TOTAL OTHER EXPENSES	550,710	307,416	243,294

LOSS FROM CONTINUING OPERATIONS	(1,407,900)	(1,075,453)	(332,447)

Income (loss) from discontinued operations	58,213	2,917	55,296	1,895.4%

NET LOSS	(1,349,687)	(1,072,536)	(277,151)	25.8%
Net income (loss) from discontnued operations attributable to non-controlling interest	(4,322)	875	(5,197)	(594.0%)

NET LOSS ATRIBUTABLE TO CONTROLLING INTEREST	$(1,345,365)	$(1,073,411)	$(271,954)	25.3%
Continued operations	(1,407,900)	(1,075,453)	(332,447)	30.9%
Discontinued operations	62,535	2,042	60,493	2,961.8%
NET LOSS ATRIBUTABLE TO CONTROLLING INTEREST	$(1,345,365)	$(1,073,411)	$(271,954)	25.3%
Deemed Dividend on converible preferred stock	-	-	-
NET LOSS ATRIBUTABLE TO CONTROLLING INTEREST AND COMMON STOCKHOLDERS	$(1,345,365)	$(1,073,411)	271,954	(25.3%)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	127,430,527	88,707,127	38,723,400	43.7%
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and Diluted
Basic and Diluted - Continuing Operations	$(0.01)	$(0.01)
Basic and Diluted - Discontinued Operations	$0.00	$0.00
	$(0.01)	$(0.01)

Revenue

The Company’s revenues increased by approximately $227,000 or 14.1%, from approximately $1,608,000 for the three months ended September 30, 2010, to $1,834,000 for the three months ended September 30, 2011.   Tonnage in the three months ended September 30, 2011, decreased by 28.6% compared to the three months ended September 30, 2010; however, our e-commerce business has continued to grow.  The decrease in tonnage is primarily due to the ongoing migration of mail to electronic alternatives that continues to erode the mail business.

 Management believes that overall industry mail tonnage will continue to decrease while parcel volumes from the U.S. and Europe into Latin America will increase due to general demand increase for U.S. products.  Foreign revenues, excluding revenues generated by LEL, increased as a percentage of sales to 67.0% during the three months ended September 30, 2011, compared to 58.4% for the three months ended September 30, 2010.

The following schedule highlights the Company’s U.S. and foreign sourced revenue for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,				Change
Region	2011	Percent of Total	2010	Percent of Total	Amount	Percent

U.S.	$605,938	33.0%	$668,155	41.6%	(62,217)	(9.3)%
Foreign	1,228,306	67.0%	939,468	58.4%	288,838	30.7%
Total	$1,834,244		$1,607,623		$226,621	21.4%

Operating Expenses

Cost of Delivery. The total cost of delivery has decreased as a percentage of sales from 82.9% for the three months ended September 30, 2010, to 79.9% for the three months ended September 30, 2011, as a result of increasing e-commerce business and decrease in our mail business.  On a per kilogram basis the cost of delivery increased by 4.8% compared with the same period in the prior year.

General and Administrative. General and administrative expenses increased by approximately $291,000, or 31.6%, from $919,000 for the three months ended September 30, 2010, to $1,209,000 for the three months ended September 30, 2011, primarily due to increases in sales and marketing of $90,000, increase in consulting expense of $15,000, IT expenses of $18,000, increase in rent of $3,000, increases in foreign management, administrative, marketing and information technology salaries of $233,000, increased expenses of $14,000 related to operations in Brazil, and increased employee benefits and taxes of $14,000, offset by decreases in legal fees of $59,000 and reporting costs and board meetings of $37,000 compared to the same period in 2010.

Stock based compensation decreased by approximately $108,000, or 86.8%, from $124,000 for the three months ended September 30, 2010, to $16,000 for the three months ended September 30, 2011, primarily due to approximately $196,220 of expense recognized during the three months ended September 30, 2010, for common stock awards granted to employees, offset by a reduction of expense in 2010 of approximately $77,000 related to the forfeiture of common stock awards.

Other Expenses

Amortization of Debt Issuance Discount.  During the three months ended September 30, 2011, the Company recognized approximately $430,000 of amortization expense related to discounts on convertible debt compared to $217,000 for the three months ended September 30, 2010. The increase was primarily due to issuance of convertible debt during the second quarter of 2011. See financial statement Note 10. – Convertible Debt.

Interest Expense.  Interest expense increased by approximately $28,000, or 143%, from $19,000 for the three months ended September 30, 2010, to $47,000 for the three months ended September 30, 2011, due to convertible debt issued during the second quarter of 2011. See financial statement Note 10. – Convertible Debt.

Gain on Sale of Controlling Interest in Subsidiary.  The Company recognized a gain on the sale of LEL of approximately $73,000.  See financial statement Note 4. Assets and Liabilities Held for Sale, Gain on Sale of Controlling Interest in Subsidiary for a detailed discussion.

Nine Months Ended September 30, 2011, Compared to the Nine Months Ended September 30, 2010.

The following table sets forth, for the periods indicated, statements of operations information from our unaudited condensed consolidated statements of operations with changes from the same nine month period in 2010.

	Nine Months Ended September 30		Increase (Decrease)
	2011	2010	Amount	Percent

NET REVENUES	$4,988,567	$5,292,850	$(304,283)	(5.7%)

OPERATING EXPENSES:
Cost of delivery	4,086,926	4,478,227	(391,301)	(8.7%)
General and administrative	3,374,269	2,576,255	798,014	31.0%
Stock based compensation	65,070	214,181	(149,111)	(69.6%)
TOTAL OPERATING EXPENSES	7,526,265	7,268,663	257,602	3.5%

OPERATING LOSS	(2,537,698)	(1,975,813)	(561,885)	28.4%

OTHER EXPENSES (INCOME):
Interest	101,316	33,450	67,866	202.9%
Amortization of discounts	960,339	596,949	363,390	60.9%
Changes in excess value of put option over the estimated fair value of shares	9,600	51,200	(41,600)	(81.3%)
Other (income) expense	162,395	81,276	81,119	99.8%
TOTAL OTHER EXPENSES	1,233,650	762,875	470,775	61.7%

LOSS FROM CONTINUING OPERATIONS	(3,771,348)	(2,738,688)	(1,032,660)	37.7%

Income (loss) from discontinued operations	(27,731)	(14,141)	(13,590)	96.1%

NET LOSS	(3,799,079)	(2,752,829)	(1,046,250)	38.0%

Net loss from contnuing operations attributable to non-controlling interest	-	(96,573)	96,573	(100.0%)

Net income (loss) from discontnued operations attributable to non-controlling interest	(30,105)	(4,242)	(25,863)	609.6%

NET LOSS ATRIBUTABLE TO CONTROLLING INTEREST	$(3,768,974)	$(2,652,014)	(1,116,959)	42.1%
Continued operations	(3,771,348)	(2,642,115)
Discontinued operations	2,374	(9,899)
NET LOSS ATRIBUTABLE TO CONTROLLING INTEREST	$(3,768,974)	$(2,652,014)	(1,116,959)	42.1%
Deemed Dividend on converible preferred stock	-	(798,333)
NET LOSS ATRIBUTABLE TO CONTROLLING INTEREST AND COMMON STOCKHOLDERS	$(3,768,974)	$(3,450,347)	$(318,627)	9.2%

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	120,441,362	77,362,405	43,078,957	55.7%
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and Diluted
Basic and Diluted - Continuing Operations	$(0.03)	$(0.04)
Basic and Diluted - Discontinued Operations	$0.00	$(0.00)
	$(0.03)	$(0.04)

Revenue

The Company’s revenues decreased by approximately $304,000 or 5.7%, from $5,293,000 for the nine months ended September 30, 2010, to $4,989,000 for the nine months ended September 30, 2011.   Tonnage in the nine months ended September 30, 2011, decreased by 44.3% compared to the nine months ended September 30, 2010; however, our e-commerce business has continued to grow.  The decrease in tonnage is primarily due to the ongoing migration of mail to electronic alternatives that continues to erode the mail business.

 Management believes that overall industry mail tonnage will continue to decrease while parcel volumes from the U.S. and Europe into Latin America will increase due to general demand increase for U.S. products.  Foreign revenues, excluding revenue generated by LEL, increased as a percentage of sales to 66.3% during the nine months ended September 30, 2011, compared to 52.4% for the nine months ended September 30, 2010.

The following schedule highlights the Company’s U.S. and foreign sourced revenue for the nine months ended September 30, 2011 and 2010:
	Nine Months Ended September 30,				Change
Region	2011	Percent of Total	2010	Percent of Total	Amount	Percent

U.S.	$1,683,105	33.7%	$2,516,936	47.6%	$(833,831)	(33.1)%
Foreign	3,305,462	66.3%	2,775,914	52.4%	529,548	19.1%
Total	$4,988,567		$5,292,850		$(304,283)	(14.1)%

Operating Expenses

Cost of Delivery. The total cost of delivery has decreased as a percentage of sales from 84.6% for the nine months ended September 30, 2010, to 81.9% for the nine months ended September 30, 2011, as a result of increasing e-commerce business and decrease in our mail business.  On a per kilogram basis the cost of delivery increased by 7.2% compared with the same period in the prior year.

 General and Administrative. General and administrative expenses increased by approximately $798,000, or 31.0%, from $2,576,000 for the nine months ended September 30, 2010, to $3,374,000 for the nine months ended September 30, 2011, primarily due to increases in sales and marketing of $232,000, and increases in foreign management, administrative, marketing and information technology salaries of $500,000, an increase in general and administrative expense related to Brazil operations of $36,000, an increase on employee benefits and taxes of $46,000, an increase in consulting expense of $32,000, an increase in office maintenance of $8,000, an increase in rent expense of $18,000 and an increase in information technology expense of $50,000, offset by decreases in reporting costs and board meetings of $67,000 and legal fees of $57,000.

Stock based compensation decreased by approximately $149,000, or 69.6%, from $214,000 for the nine months ended September 30, 2010, to $65,000 for the nine months ended September 30, 2011, primarily due to $196,220 of expense recognized during the three months ended September 30, 2010, for common stock awards granted to employees, offset by a reduction of expense in 2010 of approximately $77,000 related to the forfeiture of common stock awards and approximately $51,000 of expense recognized during the six months ended June 30, 2010, for common stock awards granted to directors.

Other Expenses

Amortization of Debt Issuance Discount.  During the nine months ended September 30, 2011, the Company recognized approximately $960,000 of amortization expense related to discounts on convertible debt compared to $597,000 for the nine months ended September 30, 2010. The increase was primarily due to the issuance of convertible debt during the second quarter of 2011. See financial statement Note 10. Convertible Debt.

Revaluation of Put Option Liability. The Company records a mark-to-market adjustment every reporting period to adjust the fair value of the put option liability.  During the nine months ended September 30, 2011, the Company recognized a loss of $9,600 compared to a loss of $51,200 for the nine months ended September 30, 2010.   See financial statement Note 8.  Put Option Payable.

Interest Expense.  Interest expense increased from by approximately $68,000, or 203%, from $33,000 for the nine months ended September 30, 2010, to $101,000 for the nine months ended September 30, 2011, due to convertible debt issued during the second quarter of 2011. See financial statement Note 10. – Convertible Debt.

Net Other Income and Expenses.  Net other expenses increased by approximately $81,000 from net other expense of approximately $81,000 for the nine months ended September 30, 2010, to net other expense of $162,000 for the nine months ended September 30, 2011.  The change was primarily due to approximately $58,000 of accounts payable forgiven in 2010 and foreign currency losses in 2011 of $15,000 compared to $39,000 of foreign currency gains in 2010.

Liquidity and Capital Resources

The Company’s primary recurring source of liquidity is the cash provided through the issuance of debt and equity securities. Proceeds from sales of debt and equity securities over the last two years have been used for the development of new products and services, to fund operating losses, and for corporate working capital needs. For the nine month periods ended September 30, 2011 and 2010, cash increased by $756,554 and $672,068, respectively.

The following table summarizes the Company’s Consolidated Statement of Cash Flows:

	Nine Months Ended September 30
Net cashed provided by (used in):	2011	2010
Operating activities	$(2,574,964)	$(1,881,533)
Investing activities	(127,742)	(46,197)
Financing activities	3,459,260	2,571,061

Cash used by operating activities during the nine months ended September 30, 2011, of $2,574,964 was primarily due to the net loss incurred of $3,799,079 adjusted for a decrease in accounts receivable of $156,092, offset by a decrease in accounts payable and accrued liabilities of $37,715 and increase in prepaid expenses and other assets of $118,615.  Included in the operating loss for the nine months ended September 30, 2011, are the following non-cash expenses: amortization of debt discounts of $960,339, amortization of deferred financing fees of $79,494, depreciation and amortization expense of $116,500, stock compensation expense of $65,070, and a gain on the sale of LEL of $72,620.

Cash used by operating activities during the nine months ended September 30, 2010, of $1,881,533 was primarily due to the net loss incurred of $2,752,829, adjusted for a decrease in accounts receivable of $487,758, offset by a decrease in accounts payable of $596,149, and an increase in prepaid expense and other assets of $122,279.  Included in the operating loss for the nine months ended September 30, 2010, are the following non-cash expenses: amortization of convertible debt discounts of $596,949, depreciation and amortization of $114,942, stock compensation expense of $214,181, and amortization of deferred financing fees of $61,489.

Cash used in investing activities of $127,742 during the nine months ended September 30, 2011, consisted of the purchase of property and equipment totaling $121,694, the payment of trademark costs of $6,048.

Cash used by investing activities of $46,197 during the nine months ended September 30, 2010, consisted of  the purchase of computers and other fixed assets totaling $7,951, net advances to stockholders of $28,286 and the payment of trademark costs totaling $9,960.

Cash provided by financing activities during the nine months ended September 30, 2011, was due to proceeds of $3,050,000 from the issuance of convertible debt, $318,350 from the sale of common stock, $81,282 from the exercise of common stock warrant, and $35,884 of repayments on a non-compete agreement.

Cash provided by financing activities during the nine months ended September 30, 2010, was due to proceeds of $2,969,210 from the issuance of convertible debt, less the repayment of $250,000 of convertible debt, $109,000 for the repurchase of common stock warrants, and the payment of amounts due for non-compete agreements totaling $39,149.

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

Financial Condition

As of September 30, 2011, the Company had net working capital of $98,450 and an accumulated deficit of $32,124,294.

As of September 30, 2011, the Company owes aggregate principal of $6,139,173 on convertible debt.  The convertible debt is fully described in financial statement Note 10. Convertible Debt. The Company also owes $351,056 related to a non-compete agreement and has a potential liability of $310,400 related to a Put Option. The non-compete agreement is fully described in Note 9. – Non-Compete Agreements and the put option liability is fully described in Note 8. Put Option Payable. The non-compete and put option agreements do not provide for any significant remedies for the counterparty in the event of non-payment.   The Company has not made payments related to the non-compete agreement in accordance with the agreement.  In Management’s opinion the failure of the Company to make payments on the Shareholder Non-Compete will not have an adverse effect on the Company’s business, financial condition or liquidity. Neither the Put Option, nor Shareholder Non-Compete nor LEL Non-Compete bear any interest penalty on the unpaid portion.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Neither this Quarterly Report nor the Annual Report on Form 10-K filed on March 16, 2011, include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only Management’s report in this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Securities Authorized For Issuance Under Equity Compensation Plan

At September 30, 2011, under plans approved by the Board of Directors, the Company had outstanding to management, employees and directors stock grants of common stock, as shown below.

Plan Category	Number of securities to be issued upon vesting	Weighted- average price of outstanding unvested securities granted	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	1,600,000	-	104,754

Of the 1,600,000 shares to vest in 2011, 2012 and 2013, none are attributable to executive officers.  All 1,600,000 shares of common stock subject to vesting requirements have been issued, are included in the shares outstanding as of September 30, 2011, and are subject to forfeiture in the event vesting requirements are not met.

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

SkyShop Logistics, Inc.

Date: November 10, 2011	/s/Albert Hernandez
Albert Hernandez
Chief Executive Officer and President

Date: November 10, 2011	/s/A J Hernandez
A J Hernandez
Chief Financial Officer